Form 10-Q
period 2022-03-31
PFSWEB INC
filed 2022-06-13
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of June 6, 2022, there were 22,641,560 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$154,781	$152,332
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $651 and $867 at March 31, 2022 and December 31, 2021, respectively	55,533	78,024
Inventories, net of reserves of $0 and $57 at March 31, 2022 and December 31, 2021, respectively	—	3,133
Other receivables	6,579	7,005
Prepaid expenses and other current assets	7,164	7,244
Total current assets	224,271	247,952
Property and equipment:
Cost	92,930	92,079
Less: accumulated depreciation	(74,246)	(72,764)
	18,684	19,315
Operating lease right-of-use assets, net	33,811	35,371
Goodwill	21,984	22,218
Other assets	1,784	1,610
Total assets	$300,534	$326,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$22,759	$36,450
Accrued expenses	30,061	31,643
Current portion of operating lease liabilities	10,054	10,104
Current portion of finance lease obligations	138	222
Deferred revenues	4,061	4,391
Total current liabilities	67,073	82,810
Finance lease obligations, less current portion	69	89
Deferred revenue, less current portion	664	833
Operating lease liabilities, less current portion	28,512	30,393
Other liabilities	2,675	2,565
Total liabilities	98,993	116,690

Commitments and Contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 22,474,862 and 22,131,546 issued and 22,441,395 and 22,098,079 outstanding at March 31, 2022 and December 31, 2021, respectively	21	21
Additional paid-in capital	177,250	177,511
Retained earnings	26,055	33,522
Accumulated other comprehensive loss	(1,660)	(1,153)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	201,541	209,776
Total liabilities and shareholders’ equity	$300,534	$326,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Service fee revenue	$45,531	$45,520
Product revenue, net	3,197	4,308
Pass-through revenue	17,759	10,876
Total revenues	66,487	60,704
Costs of Revenues:
Cost of service fee revenue	36,492	33,530
Cost of product revenue	2,951	4,086
Cost of pass-through revenue	17,759	10,876
Total costs of revenues	57,202	48,492
Gross profit	9,285	12,212
Selling, general and administrative expenses	16,428	12,931
Loss from operations	(7,143)	(719)
Interest expense, net	6	375
Loss from continuing operations before income taxes	(7,149)	(1,094)
Income tax expense, net	318	279
Net loss from continuing operations	(7,467)	(1,373)

Loss from discontinued operations before income taxes	—	(820)
Income tax expense, net	—	29
Net loss from discontinued operations	—	(849)

Net loss	$(7,467)	$(2,222)

Basic loss per share:
Net loss from continuing operations per share	$(0.33)	$(0.06)
Net loss from discontinued operations per share	—	(0.04)
Basic loss per share	$(0.33)	$(0.10)
Diluted loss per share:
Net loss from continuing operations per share	$(0.33)	$(0.06)
Net loss from discontinued operations per share	—	(0.04)
Diluted loss per share	$(0.33)	$(0.10)
Weighted average number of shares outstanding:
Basic	22,445	21,274
Diluted	22,445	21,274
Comprehensive loss:
Net loss	$(7,467)	$(2,222)
Foreign currency translation adjustment	(507)	(355)
Total comprehensive loss	$(7,974)	$(2,577)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

	Three Months Ended March 31, 2022

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2021	22,131,546	$21	$177,511	$33,522	$(1,153)	33,467	$(125)	$209,776
Net loss	—	—	—	(7,467)	—	—	—	(7,467)
Stock-based compensation	—	—	739	—	—	—	—	739
Exercise of stock options	55,999	—	303	—	—	—	—	303
Issuance of shares under stock-based compensation awards	287,317	—	—	—	—	—	—	—
Tax withholding on shares issued under stock-based compensation awards	—	—	(1,303)	—	—	—	—	(1,303)
Foreign currency translation	—	—	—	—	(507)	—	—	(507)
Balance, March 31, 2022	22,474,862	$21	$177,250	$26,055	$(1,660)	33,467	$(125)	$201,541

	Three Months Ended March 31, 2021

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity
Balance, December 31, 2020	20,408,558	$20	$168,244	$(113,712)	$(329)	33,467	$(125)	$54,098
Net loss	—	—	—	(2,222)	—	—	—	(2,222)
Stock-based compensation	—	—	853	—	—	—	—	853
Exercise of stock options	74,416	—	377	—	—	—	—	377
Foreign currency translation	—	—	—	—	(355)	—	—	(355)
Balance, March 31, 2021	20,482,974	$20	$169,474	$(115,934)	$(684)	33,467	$(125)	$52,751

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,467)	$(2,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,955	2,216
Deferred income taxes	68	15
Stock-based compensation expense	739	853
Other	(74)	37
Changes in operating assets and liabilities:
Accounts receivable	22,517	19,916
Related party receivable	—	283
Inventories	3,186	(258)
Prepaid expenses, other receivables and other assets	320	(1,289)
Operating leases	(394)	(158)
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(15,440)	(10,909)
Net cash provided by operating activities	5,410	8,484

Cash flows from investing activities:
Purchases of property and equipment	(1,662)	(969)
Proceeds from sale of property and equipment	10	—
Net cash used in investing activities	(1,652)	(969)

Cash flows from financing activities:
Net proceeds from issuance of common stock	303	377
Taxes paid on behalf of employees for withheld shares	(1,303)	—
Payments on finance lease obligations	(102)	(262)
Payments on revolving loan	—	(50,817)
Borrowings on revolving loan	—	45,325
Payments on other debt	—	(1,646)
Net cash used in financing activities	(1,102)	(7,023)

Effect of exchange rates on cash, cash equivalents and restricted cash	(207)	(399)
Net increase in cash and cash equivalents	2,449	93

Cash and cash equivalents, beginning of period	152,332	10,359
Restricted cash, beginning of period	214	214
Cash and cash equivalents discontinued operations, beginning of period	—	392
Cash, cash equivalents and restricted cash, beginning of period	152,546	10,965

Cash and cash equivalents, end of period	154,781	7,888
Restricted cash, end of period	214	214
Cash and cash equivalents discontinued operations, end of period	—	2,956
Cash, cash equivalents and restricted cash, end of period	$154,995	$11,058

Supplemental cash flow information:
Cash paid for income taxes	$146	$352
Cash paid for interest	$5	$309
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	$—	$600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of PFSweb, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all normal and recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss, statements of shareholders' equity, and statements of cash flows for the periods indicated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.  We refer to PFSweb, Inc. and its consolidated subsidiaries collectively as “PFSweb,” the “Company,” “us,” “we” and “our” in these unaudited condensed consolidated financial statements.
In July 2021, we announced an agreement to sell our LiveArea Professional Services business unit ("LiveArea") and the divestiture was completed on August 25, 2021 (the "LiveArea Transaction"). As such, the three months ended March 31, 2021 presented in the Company's Quarterly Report on Form 10-Q (this "Form 10-Q") has been recast to present LiveArea as a discontinued operation. See Note 3. Discontinued Operations for additional information on our sale of LiveArea.
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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the three months ended March 31, 2022; however, the extent and duration of future impacts of the COVID-19 pandemic and any resulting economic impact are largely unknown and difficult to predict due to these unknown factors which may have a material impact on our financial position and results of operations in the future.
Income Taxes
For the three months ended March 31, 2022 and 2021, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings by certain jurisdictions and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in certain jurisdictions.

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

3. Discontinued Operations
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea. As of June 30, 2021, the Company met the criteria set forth in ASC 205-20, "Presentation of Financial Statements - Discontinued Operations," therefore, the LiveArea segment has been presented as a discontinued operation in the Company's June 30, 2021 Form 10-Q, the Company's September 30, 2021 Form 10-Q, the Company's December 31, 2021 Form 10-K and is reported as a discontinued operation in this Form 10-Q for the three months ended March 31, 2021. The LiveArea Transaction closed on August 25, 2021. As a result of the LiveArea Transaction, we now only operate in one business segment, PFS Operations, and therefore we no longer present segment data.
In connection with the LiveArea Transaction, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for a period of up to twelve months. Income generated from transition services provided to the purchaser was $0.6 million for the three months ended March 31, 2022 and is recorded in selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss. The transition services agreement was substantially completed by March 31, 2022.
The following table presents the major components of net loss of LiveArea for three months ended March 31, 2021 and a reconciliation to the amounts reported in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

Three months ended
March 31, 2021
Revenues:
Service fee revenue	$16,798
Related party revenue	468
Total revenues	17,266
Costs of revenues:
Cost of service fee revenue	9,714
Total costs of revenues	9,714
Gross profit	7,552
Selling, general and administrative expenses	(8,372)
Loss from discontinued operations before income taxes	(820)
Income tax expense	29
Net loss from discontinued operations	$(849)

The following table presents the depreciation and amortization, capital expenditures and significant noncash operating items for the three months ended March 31, 2021 (in thousands):

Three months ended
March 31, 2021
Cash flows from operating activities discontinued operations:
Depreciation and amortization	$205
Stock-based compensation expense	$236

Cash flows from investing activities discontinued operations:
Capital expenditures	$30

4. Revenue from Contracts with Clients and Customers
Contract Assets and Contract Liabilities
Costs to fulfill contract assets decreased $1.2 million from December 31, 2021 to March 31, 2022, primarily due to amortization and recognition of costs. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and/or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Contract liabilities were $7.9 million at December 31, 2021, of which $1.3 million was recognized as revenue during the three months ended March 31, 2022.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the three months ended March 31, 2022 were not materially impacted by any other factors.
Contract balances consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Contract Assets
Costs to fulfill	$3,171	$4,392
Total contract assets	$3,171	$4,392
Contract Liabilities
Accrued contract liabilities	$2,913	$2,673
Deferred revenue	4,725	5,224
Total contract liabilities	$7,638	$7,897

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. The amount reported for remaining performance obligations does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $8.7 million. We expect to recognize revenue on approximately 52% of the remaining performance obligations in 2022, 24% in 2023, and the remaining recognized thereafter.

Disaggregation of Revenues
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Over time	$63,290	$56,396
Point-in-time	3,197	4,308
Total revenues	$66,487	$60,704

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues by region:
United States	$55,940	$47,173
Canada	1,232	1,371
Europe	9,315	12,160
Total revenues	$66,487	$60,704

5. Inventory Financing
Supplies Distributors, an indirect wholly-owned subsidiary of the Company, had a short-term credit facility with Peridot Financing Solutions (as successor to IBM Credit LLC) and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $5.5 million, as per the amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90 day notice.
There was no outstanding balance under the IBM Credit Facility at March 31, 2022. The outstanding balance under the IBM Credit Facility, which represented inventory purchases, was $3.5 million as of December 31, 2021 and was classified as trade accounts payable in the consolidated balance sheets.
Product revenue and the related inventory are dependent on the Ricoh distributor agreement. Effective March 2022, as part of Ricoh's continued restructuring of its operations, the Ricoh distributor agreement was terminated and as a result, our product revenue model with Ricoh was discontinued. The Company does not expect to have inventory following the termination of this agreement.
The IBM Credit Facility was subsequently terminated in connection with the termination of the Ricoh distributor agreement. As a result, the lender waived all compliance requirements with restrictive covenants for the quarter ended March 31, 2022.

6. Loss Per Share
Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the reporting period. In periods when we recognize a net loss from continuing operations, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of March 31, 2022 and 2021 we had outstanding common stock equivalents of approximately 1.5 million and 2.5 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

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

8. Related Party Transactions
In December 2020, on behalf of a client, the Company entered into an agreement with Pilot Freight Services ("Pilot") under which Pilot provides the Company various freight services. David Beatson, a member of our Board of Directors is also on the Board of Directors of Pilot and holds less than 1% of the outstanding shares in Pilot. Pilot is a portfolio company of ATL Partners, LLC, where Mr. Beatson serves on the Executive Board and is a shareholder of its two funds (less than 1% holdings of each). On May 2, 2022, ATL Partners, LLC closed on the sale of Pilot to an unrelated third party and as such, Pilot is no longer a related party of the Company.
We recognized $0.1 million related party cost of revenues in three months ended March 31, 2022 and as of March 31, 2022, we had no trade accounts payable balance due to Pilot. There were no related party cost of revenues in the three months ended March 31, 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Forward-Looking Information
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “project,” “predict,” “future,” “target,” “seek,” “continue” and other similar expressions. These forward-looking statements involve risks and uncertainties and may include assumptions as to how we may perform in the future. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on May 9, 2022 (the “Annual Report”), as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in the Annual Report and our other filings with the SEC, including any quarterly reports on Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. There may be additional risks we do not currently view as material or that are not presently known or that are beyond our ability to control or predict. Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
Key Events and Trends
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea for approximately $250.0 million in cash, subject to certain adjustments and customary closing conditions including receipt of regulatory approvals (the "LiveArea Transaction"). The LiveArea Transaction closed on August 25, 2021 ("the LiveArea Transaction Date"). As of June 30, 2021, the criteria for reporting LiveArea as a discontinued operation were met and, as such, the three months ended March 31, 2021 presented in this Form 10-Q have been recast to present LiveArea as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Form 10-Q are based on our continuing operations (i.e., PFS Operations) and exclude any results of our discontinued operations (i.e., LiveArea).
See Note 3. Discontinued Operations to the condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.
COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic (and any variants thereof) on all aspects of our business. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, the future impacts of the pandemic and any continuing and/or additional future economic impacts are still uncertain, especially as the pandemic continues. We have experienced labor rate increases in certain of our markets for fulfillment activities and labor shortages in all markets. We believe this will continue and will impact our overall fulfillment related costs and staffing. In the interim, we are leveraging our multi-node network and distributing work to our centers with more available labor and/or lower costs, implementing certain productivity enhancements, working together with our clients to reduce costs, and offsetting the cost increases with price increases where necessary.
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
We incurred additional costs related to the enhanced cleaning regimen implemented in our facilities and purchases of personal protective equipment ("PPE") for employees. However, for the three months ended March 31, 2022 and 2021, the increased costs related to the COVID-19 pandemic, excluding hourly wage rate related labor cost increases, were not material. We will continue to monitor these for potential impacts to future cash flow.

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
Operating Results
The following table discloses certain financial information about our continuing operations for the periods presented and excludes results of our discontinued operations. The financial information below is expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,			% of Total Revenues
	2022	2021	Change	2022		2021
Revenues
Service fee revenue	$45,531	$45,520	$11	68.5%		75.0%
Product revenue, net	$3,197	$4,308	$(1,111)	4.8%		7.1%
Pass-through revenue	$17,759	$10,876	$6,883	26.7%		17.9%
Total revenues	$66,487	$60,704	$5,783	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	$36,492	$33,530	$2,962	80.1%	(1)	73.7%
Cost of product revenue	$2,951	$4,086	$(1,135)	92.3%	(2)	94.8%
Cost of pass-through revenue	$17,759	$10,876	$6,883	100.0%	(3)	100.0%
Total costs of revenues	$57,202	$48,492	$8,710	86.0%		79.9%
Service fee gross profit	$9,039	$11,990	$(2,951)	19.9%	(1)	26.3%
Product revenue gross profit	$246	$222	$24	7.7%	(2)	5.2%
Total gross profit	$9,285	$12,212	$(2,927)	14.0%		20.1%
Selling, General and Administrative expenses	$16,428	$12,931	$3,497	24.7%		21.3%
Loss from continuing operations	$(7,143)	$(719)	$(6,424)	(10.7)%		(1.2)%
Interest expense, net	$6	$375	$(369)	—%		0.6%
Loss from continuing operations before income taxes	$(7,149)	$(1,094)	$(6,055)	(10.8)%		(1.8)%
Income tax expense, net	$318	$279	$39	0.5%		0.5%
Net loss from continuing operations	$(7,467)	$(1,373)	$(6,094)	(11.2)%		(2.3)%
(1)    Represents the percentage of Service fee revenue.
(2)    Represents the percentage of Product revenue, net.
(3)    Represents the percentage of Pass-through revenue.

Total revenues for the three months ended March 31, 2022 increased by $5.8 million compared with the corresponding period in 2021. Service fee revenue for the three months ended March 31, 2022 was relatively flat, compared to the corresponding period in 2021 as new client activity and expansion of existing client relationships were offset by the impact of certain client terminations and the impact on service fee revenue of certain contracts shared with LiveArea (as described in the next paragraph).
Certain client contracts supported by the LiveArea segment were not fully transferred to the buyer as part of the LiveArea Transaction. Subsequent to the LiveArea Transaction Date, PFSweb is acting as a prime contractor for these certain client contracts and the related services are being provided by the former LiveArea business as a subcontractor of PFSweb. The services provided under these client contracts are currently being managed by PFSweb, and as such, the related service fee revenues, costs of revenues and gross profit previously generated by this LiveArea related activity have been included in our continuing operations during the three months ended March 31, 2021 period. Subsequent to the LiveArea Transaction in August 2021, revenue billed under this contractor-subcontractor relationship are recorded as pass-through revenue and pass-through costs for as long as such contracts continue to be managed directly by PFSweb. Service fee revenues generated under these contracts applicable to our former LiveArea segment of $3.1 million are included in service fee revenue in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021.
Product revenue, net, for the three months ended March 31, 2022, decreased by $1.1 million, compared with the corresponding period in 2021. Product revenue declined as it was primarily dependent on one client, which restructured its operations and discontinued certain product lines. Effective March 2022, our agreement with this client was terminated and as a result our product revenue model with this client was discontinued.
Pass-through revenue for the three months ended March 31, 2022 increased by $6.9 million compared to the corresponding period in 2021. The increase is primarily due to increased freight activity (the primary component of pass-through revenue) applicable to certain client accounts and the impact of approximately $3.4 million on pass-through revenue of certain contracts shared with LiveArea (as noted above).
Gross margin decreased by 6.1% to 14.0% for the three months ended March 31, 2022 as compared to 20.1% in the same period of the prior year. The decreased gross margin is due to a decrease of our service fee margin of 6.4% to 19.9% for the three months ended March 31, 2022 as compared to 26.3% in the same period of the prior year, primarily as a result of increased fulfillment labor costs, which were partially offset by certain price increases. We continue to implement actions to offset labor costs including leveraging our multi-node network and distributing work to our centers with more available labor and/or lower costs, implementing certain productivity enhancements, working together with our clients to reduce costs, and offsetting the cost increases with price increases where necessary. Additionally, our comparative gross margin for the three months ended March 31, 2022 versus the prior year period was negatively impacted by reduced levels of both technology-related project activity and other higher margin non-fulfillment related activity, as well as the negative gross margin impact of the LiveArea related contract activity which generated gross margin in the three months ended March 31, 2021 and, as described above, subsequent to the LiveArea Transaction was accounted for as pass-through revenue and pass-through costs in the three months ended March 31, 2022. The overall gross margin decrease was also due to our service fee business, which generates a higher gross margin than the product revenue and pass-through revenue activity, representing a smaller proportion of our total revenues for the quarter ended March 31, 2022, as compared to the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.5 million for the three months ended March 31, 2022, compared to the corresponding period in 2021. The increase was primarily attributable to (1) professional fees and other costs related to regaining SEC filing compliance, (2) increased personnel related costs, including severance costs applicable to our ongoing efforts to optimize certain corporate functions and (3) costs related to the Company's ongoing strategic alternatives assessment process. These increases were slightly offset by $0.6 million of other income applicable to the transition services agreement related to the LiveArea Transaction which was substantially completed at March 31, 2022.
Income Taxes
For the three months ended March 31, 2022 loss from continuing operations before income taxes was $7.1 million and income tax expense was $0.3 million resulting in an effective tax rate of 4.4%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2022 primarily due to state and foreign tax expense.
For the three months ended March 31, 2021, loss from continuing operations before income taxes was $1.1 million and income tax expense was $0.3 million resulting in an effective tax rate of 25.5%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2021 primarily due to state and foreign tax expense.
Discontinued Operations
See Note 3. Discontinued Operations to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources
As of March 31, 2022, we have $154.8 million of cash and cash equivalents, no bank debt and only $0.2 million of finance leases. Our cash position will satisfy our known operating cash needs, working capital and capital expenditure requirements, debt and lease obligations, and loans to our subsidiaries, if needed, and potential distributions to shareholders for at least the next twelve months. However, our cash position could be adversely impacted by the increasing labor costs as a result of labor market shortages and our ability to adjust our overall cost structure to support a smaller remaining business following the completion of the LiveArea Transaction.
Cash Flows from Operating Activities
During the three months ended March 31, 2022, net cash provided by operations was $5.4 million, compared to net cash provided by operations of $8.5 million in the same period of the prior year. The three months ended March 31, 2022 included a net use from cash related to operations before changes in operating assets and liabilities. The three months ended March 31, 2021 included a benefit from cash income generated from operations before changes in operating assets and liabilities. Such cash use and benefit were then either increased or decreased, depending on period, by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections and vendor purchasing and payment activity, all of which fluctuated during our seasonal peak periods.
Cash Flows from Investing Activities
Cash used in investing activities include capital expenditures of $1.7 million and $1.0 million during the three months ended March 31, 2022 and 2021, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases. Due to the proceeds received applicable to the LiveArea Transaction, the Company is now primarily using its existing cash to fund capital expenditures, whereas in the past the company would utilize a combination of cash and debt. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in additions and upgrades to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $8.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, cash used in financing activities was $1.1 million primarily driven by taxes paid on behalf of employees for withheld shares. Cash used in financing activities was $7.0 million during the three months ended March 31, 2021 primarily due to net borrowing and payment activity on our revolving loan and other debt.
Working Capital
During the three months ended March 31, 2022, our working capital decreased to $157.2 million compared to $165.1 million at December 31, 2021, which was primarily a result of the losses incurred from operations, $1.7 million of capital expenditures and $1.3 million of tax withholding on shares issued under stock-based compensation awards in the three months ended March 31, 2022.
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
Inventory Financing
Supplies Distributors, an indirect wholly-owned subsidiary of the Company, had a short-term credit facility with Peridot Financing Solutions (as successor to IBM Credit LLC) and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $5.5 million, as per the amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90 day notice.

There was no outstanding balance under the IBM Credit Facility at March 31, 2022. The outstanding balance under the IBM Credit Facility, which represented inventory purchases, was $3.5 million as of December 31, 2021 and was classified as trade accounts payable in the consolidated balance sheets.
Product revenue and the related inventory are dependent on the Ricoh distributor agreement. Effective March 2022, as part of Ricoh's continued restructuring of its operations, the Ricoh distributor agreement was terminated and as a result, our product revenue model with Ricoh was discontinued. The Company does not expect to have inventory following the termination of this agreement.
The IBM Credit Facility was subsequently terminated in connection with the termination of the Ricoh distributor agreement. As a result, the lender waived all compliance requirements with restrictive covenants for the quarter ended March 31, 2022.
Product revenue decreased to $3.2 million for the three months ended March 31, 2022 and was not a substantial part of the Company's business following several years of product revenue and associated profitability declines.
Debt and Finance Lease Obligations
Master Lease Agreements. We have various agreements that provide for leasing or financing transactions of equipment and other assets and will continue to enter into such arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements, which generally have terms of three to five years, are generally secured by the related equipment, and in certain cases, by a Company guarantee.
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
Based upon this evaluation, and the above criteria, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to our untimely filing of our Form 10-Q for the quarter ended March 31, 2022.
Notwithstanding the previously identified material weaknesses described below, our management, including our CEO and CFO, concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP. However, because the material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements may not have been prevented or detected on a timely basis, the Company’s management concluded that at March 31, 2022, the Company’s internal control over financial reporting was ineffective.

Previously Reported Material Weakness in Internal Control over Financial Reporting
As previously described in Part II—Item 9A – Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2021,
•our management concluded that the Company did not design, implement, and operate effective process-level control activities related to our order-to-cash process (specifically controls over revenue recognition pertaining to client invoicing) resulting in deficiencies in our process-level control activities.
•we identified a material weakness in our internal control over financial reporting relating to accounting for unusual transactions. Specifically, deficiencies were identified relating to the financial reporting requirements triggered by the LiveArea Transaction, including the required financial statement presentation of discontinued operations.
•we identified deficiencies in various aspects of our income tax controls related to the preparation and review of our income tax provision, including the tax complexities triggered by the disposition of LiveArea in multiple jurisdictions as part of the LiveArea Transaction, which management concluded such deficiencies aggregated to a material weakness.
•we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to administration of certain information technology (“IT”) systems that support the Company’s financial reporting processes. These control deficiencies were a result of inadequate risk-assessment processes to identify and assess user access and change management controls in certain IT systems.
We have not remediated the material weaknesses described above as of the date of this Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

Management’s Plan for Remediation
In response to these material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and begun to implement steps to remediate the material weaknesses. Specifically:
•The Company has prepared training documentation and held training meetings with invoice preparers and reviewers and designed certain mitigating controls which include monthly analytical review procedures to ensure accuracy of client invoices. Management believes significant progress has been made and the implemented mitigating controls will remediate this material weakness in 2022.

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
•The Company has engaged a third-party advisory accounting firm and hired additional temporary resources with requisite tax experience to fill needed roles and assist in proper accounting and financial reporting for income taxes. Management believes the Company has made significant progress improving controls related to preparation and review of our income tax provision, and with passage of adequate time will remediate the material weakness in 2022.
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
Other than discussed above, during the three months ended March 31, 2022, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.

ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

4.2	Description of Registrant's securities.

10.5	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc. dated as of August 31, 1999

10.5.1	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc. dated as of December 19, 2003

10.5.2**	Second Modification, Ratification and Extension of Lease between TIAA Realty, Inc.(successor to Shelby Drive Corporation) and Priority Fulfillment Services, Inc. dated June 3,2008

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

10.11	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.12*	Form of Executive Severance Agreement between the Company and certain of its executive officers.

10.12.1*	Form of Amendment of Executive Severance Agreement.

10.12.2*	Form of Amendment to Change in Control Severance Agreement.

10.12.3	Change in Control Severance Agreement

10.44	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.

10.44.1**	First Amendment to Lease Agreement between CCI-Millennium, LP and Priority Fulfillment Services, Inc. dated as of May 1, 2015

10.45	Guaranty of PFSweb, Inc. to CCI-Millennium, L.P.

10.48	Agreement, dated as of May 15, 2013, by and among PFSweb, Inc. and Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Benjamin Rosenzweig.

10.61	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.

10.63	Industrial Lease agreement dated June 30, 2016 by and between US Industrial Reit III – Midwest and Priority Fulfillment Services, Inc.

10.63.1**	First Amendment to Lease by and between GPT Stateline Road Owner LLC (successor in interest to US Industrial REIT III-Midwest) and Priority Fulfillment Services, Inc. dated September 12, 2017

10.63.2**
Second Amendment to Industrial Lease Agreement by and between GPT Stateline Road Owner LLC (successor in interest to US Industrial REIT III-Midwest) and Priority Fulfillment Services, Inc. dated August 2, 2021

10.82	Industrial Lease agreement dated March 18, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.82.1**	First Amendment to Industrial Lease agreement dated June 1, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.82.2**	Second Amendment to Industrial Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.86*	Employment Agreement by and between PFSweb, Inc. and James Butler, dated as of June 11, 2019.

10.87*	Employment Agreement by and between Priority Fulfillment Services, Inc., a Delaware corporation and Zach Thomann, dated as of May 17, 2020

10.88	Logistics Warehouse Lease Agreement between Weerts Logistic Park III NV and Supplies Distributors SA

10.89	Warehouse Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc.

10.89.1**	First Amendment to Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc. dated as of May 3, 2021.

10.90	Warehouse Lease Agreement between Matter Cheyenne Logistics, LLC and Priority Fulfillment Services, Inc.

10.91*	2020 Stock and Incentive Plan.

10.92*	Form of 2019 STI Company Performance Based Share Award.

10.93*	Form of Amended and Restated 2019 LTI Performance Based Restricted Stock Unit Award.

10.94*	Form of Amended and Restated 2019 LTI Time Based Restricted Stock Unit Award.

10.95*	Form of Amended and Restated 2019 LTI TSR Performance Share Award Agreement.

10.96*	Form of 2020 STI Company Performance Based Cash Award.

10.97*	Form of 2020 STI Company Performance Based Share Award.

10.98*	Form of Amended and Restated 2020 LTI Performance Based Restricted Stock Unit Award.

10.99*	Form of Amended and Restated 2020 LTI Time Based Restricted Stock Unit Award.

10.100*	Form of Amended and Restated 2020 LTI TSR Performance Share Award Agreement.

10.101*	Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and James Butler, dated as of August 25, 2021.

10.102*	Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and Michael Willoughby, dated as of May 13, 2022.

10.103*	Transaction Retention Bonus Agreement by and between Zach Thomann and Priority Fulfillment Services, Inc. dated as of January 18, 2022.

10.105*	Form of STI 2021 Company Performance Based Cash Award

10.106*	Form of STI 2021 Company Performance Based Share Award

10.107*	Form of LTI 2021 Performance Based Restricted Stock Unit Award

10.108*	Form of LTI 2021 Time Based Restricted Stock Unit Award

10.109*	Form of LTI 2021 TSR Performance Share Award

10.110*	Deferred Stock Unit Award Agreement dated March 14, 2022

10.111**	Agreement for Lease between Mountpark Logistics EU 2017 23 S.A.R.L, Conexus Limited (now known as PFS Global Services UK Limited) and PFSweb, Inc., as Guarantor dated October 15, 2018

10.112**	Lease between Mountpark Logistics EU 2017 23 S.A.R.L, Conexus Limited (now known as PFS Global Services UK Limited) and PFSweb, Inc., as Guarantor dated November 9, 2018

10.113**	Industrial Building Lease between Priority Fulfillment Services, Inc. and Cheyenne Clayton DRI, LLC dated as of December 13, 2021

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).

*    Denotes management or compensatory agreements
**    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 13, 2022

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President