Form 10-Q
period 2022-06-30
PFSWEB INC
filed 2022-08-08
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of August 1, 2022, there were 22,642,865 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$148,171	$152,332
Restricted cash	—	214
Accounts receivable, net of allowance for doubtful accounts of $507 and $867 at June 30, 2022 and December 31, 2021, respectively	49,550	78,024
Inventories, net of reserves of $0 and $57 at June 30, 2022 and December 31, 2021, respectively	—	3,133
Other receivables	7,849	7,005
Prepaid expenses and other current assets	6,930	7,244
Total current assets	212,500	247,952
Property and equipment:
Cost	94,643	92,079
Less: accumulated depreciation	(75,209)	(72,764)
	19,434	19,315
Operating lease right-of-use assets, net	31,133	35,371
Goodwill	21,438	22,218
Other assets	1,666	1,610
Total assets	$286,171	$326,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$27,257	$36,450
Accrued expenses	21,571	31,643
Current portion of operating lease liabilities	9,584	10,104
Current portion of finance lease obligations	98	222
Deferred revenues	2,949	4,391
Total current liabilities	61,459	82,810
Finance lease obligations, less current portion	54	89
Deferred revenue, less current portion	571	833
Operating lease liabilities, less current portion	25,714	30,393
Other liabilities	2,663	2,565
Total liabilities	90,461	116,690

Commitments and Contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 22,676,595 and 22,131,546 issued and 22,643,128 and 22,098,079 outstanding at June 30, 2022 and December 31, 2021, respectively	22	21
Additional paid-in capital	177,008	177,511
Retained earnings	21,732	33,522
Accumulated other comprehensive loss	(2,927)	(1,153)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	195,710	209,776
Total liabilities and shareholders’ equity	$286,171	$326,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Service fee revenue	$45,234	$43,009	$90,765	$88,529
Product revenue, net	122	4,492	3,319	8,800
Pass-through revenue	19,278	13,598	37,037	24,474
Total revenues	64,634	61,099	131,121	121,803
Costs of Revenues:
Cost of service fee revenue	35,645	31,863	72,137	65,393
Cost of product revenue	104	4,284	3,055	8,370
Cost of pass-through revenue	19,278	13,598	37,037	24,474
Total costs of revenues	55,027	49,745	112,229	98,237
Gross profit	9,607	11,354	18,892	23,566
Selling, general and administrative expenses	14,077	15,678	30,505	28,609
Loss from operations	(4,470)	(4,324)	(11,613)	(5,043)
Interest (income) expense, net	(151)	333	(145)	708
Loss from continuing operations before income taxes	(4,319)	(4,657)	(11,468)	(5,751)
Income tax expense (benefit), net	184	(155)	502	124
Net loss from continuing operations	(4,503)	(4,502)	(11,970)	(5,875)

Income (loss) from discontinued operations before income taxes	180	(590)	180	(1,410)
Income tax expense, net	—	2,528	—	2,557
Income (loss) from discontinued operations	180	(3,118)	180	(3,967)

Net loss	$(4,323)	$(7,620)	$(11,790)	$(9,842)

Basic loss per share
Loss from continuing operations per share	$(0.20)	$(0.21)	$(0.53)	$(0.28)
Income (loss) from discontinued operations per share	0.01	(0.15)	0.01	(0.19)
Basic loss per share	$(0.19)	$(0.36)	$(0.52)	$(0.47)
Diluted loss per share
Loss from continuing operations per share	$(0.20)	$(0.21)	$(0.53)	$(0.28)
Income (loss) from discontinued operations per share	0.01	(0.15)	0.01	(0.19)
Diluted loss per share	$(0.19)	$(0.36)	$(0.52)	$(0.47)
Weighted average number of shares outstanding:
Basic	22,650	21,166	22,547	21,221
Diluted	22,650	21,166	22,547	21,221
Comprehensive loss:
Net loss	$(4,323)	$(7,620)	$(11,790)	$(9,842)
Foreign currency translation adjustment	(1,267)	46	(1,774)	(309)
Total comprehensive loss	$(5,590)	$(7,574)	$(13,564)	$(10,151)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

	Three Months Ended June 30, 2022

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, March 31, 2022	22,474,862	$21	$177,250	$26,055	$(1,660)	33,467	$(125)	$201,541
Net loss	—		—	(4,323)	—	—	—	(4,323)
Stock-based compensation	—	—	577	—	—	—	—	577
Exercise of stock options	32,875	—	134	—	—	—	—	134
Issuance of shares under stock-based compensation awards	168,858	1	—	—	—	—	—	1
Tax withholding on shares issued under stock-based compensation awards	—	—	(953)	—	—	—	—	(953)
Foreign currency translation	—	—	—	—	(1,267)	—	—	(1,267)
Balance, June 30, 2022	22,676,595	$22	$177,008	$21,732	$(2,927)	33,467	$(125)	$195,710

	Six Months Ended June 30, 2022

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2021	22,131,546	$21	$177,511	$33,522	$(1,153)	33,467	$(125)	$209,776
Net loss	—	—	—	(11,790)	—	—	—	(11,790)
Stock-based compensation	—	—	1,316	—	—	—	—	1,316
Exercise of stock options	88,874	—	436	—	—	—	—	436
Issuance of shares under stock-based compensation awards	456,175	1	—	—	—	—	—	1
Tax withholding on shares issued under stock-based compensation awards	—	—	(2,255)	—	—	—	—	(2,255)
Foreign currency translation	—	—	—	—	(1,774)	—	—	(1,774)
Balance, June 30, 2022	22,676,595	$22	$177,008	$21,732	$(2,927)	33,467	$(125)	$195,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont.)
(In Thousands, Except Share Data)

	Three Months Ended June 30, 2021

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, March 31, 2021	20,482,974	$20	$169,474	$(115,934)	$(684)	33,467	$(125)	$52,751
Net loss	—	—	—	(7,620)	—	—	—	(7,620)
Stock-based compensation	—	—	2,601	—	—	—	—	2,601
Exercise of stock options	68,667	—	320	—	—	—	—	320
Issuance of shares under stock-based compensation awards	657,659	1	(1)	—	—	—	—	—
Tax withholding on shares issued under stock-based compensation awards	—	—	(1,908)	—	—	—	—	(1,908)
Foreign currency translation	—	—	—	—	46	—	—	46
Balance, June 30, 2021	21,209,300	$21	$170,486	$(123,554)	$(638)	33,467	$(125)	$46,190

	Six Months Ended June 30, 2021

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, December 31, 2020	20,408,558	$20	$168,244	$(113,712)	$(329)	33,467	$(125)	$54,098
Net loss	—	—	—	(9,842)	—	—	—	(9,842)
Stock-based compensation	—	—	3,454	—	—	—	—	3,454
Exercise of stock options	143,083	—	697	—	—	—	—	697
Issuance of shares under stock-based compensation awards	657,659	1	(1)	—	—	—	—	—
Tax withholding on shares issued under stock-based compensation awards	—	—	(1,908)	—	—	—	—	(1,908)
Foreign currency translation	—	—	—	—	(309)	—	—	(309)
Balance, June 30, 2021	21,209,300	$21	$170,486	$(123,554)	$(638)	33,467	$(125)	$46,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,790)	$(9,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,677	4,262
Gain on LiveArea Transaction	(180)	—
Deferred income taxes	43	(77)
Stock-based compensation expense	1,316	3,454
Other	(159)	62
Changes in operating assets and liabilities:
Accounts receivable	28,584	14,504
Inventories	3,185	(412)
Prepaid expenses, other receivables and other assets	(599)	1,714
Operating leases	(1,173)	(301)
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(20,153)	(13,688)
Net cash provided by (used in) operating activities	2,751	(324)

Cash flows from investing activities:
Purchases of property and equipment	(4,663)	(1,985)
Proceeds from sale of property and equipment	26	6
Net cash provided (used) by investing activities	(4,637)	(1,979)

Cash flows from financing activities:
Net proceeds from issuance of common stock	436	697
Taxes paid on behalf of employees for withheld shares	(2,255)	(1,908)
Payments on finance lease obligations	(162)	(511)
Payments on revolving loan	—	(84,830)
Borrowings on revolving loan	—	92,630
Payments on other debt	—	(1,330)
Borrowings on other debt	—	49
Net cash provided (used) by financing activities	(1,981)	4,797

Effect of exchange rates on cash, cash equivalents and restricted cash	(508)	(389)
Net increase (decrease) in cash and cash equivalents	(4,375)	2,105

Cash and cash equivalents, beginning of period	152,332	10,359
Restricted cash, beginning of period	214	214
Cash and cash equivalents discontinued operations, beginning of period	—	392
Cash, cash equivalents and restricted cash, beginning of period	152,546	10,965

Cash and cash equivalents, end of period	148,171	12,486
Restricted cash, end of period	—	214
Cash and cash equivalents discontinued operations, end of period	—	370
Cash, cash equivalents and restricted cash, end of period	$148,171	$13,070

Supplemental cash flow information:
Cash paid for income taxes	$5,659	$2,466
Cash paid for interest	$7	$619
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	$—	$1,818

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
In July 2021, we announced an agreement to sell our LiveArea Professional Services business unit ("LiveArea") and the divestiture was completed on August 25, 2021 (the "LiveArea Transaction"). As such, the LiveArea segment has been presented as a discontinued operation beginning with the Company's Form 10-Q for the quarterly period ended June 30, 2021. See Note 3. Discontinued Operations for additional information on our sale of LiveArea.
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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the three and six months ended June 30, 2022; however, the extent and duration of future impacts of the COVID-19 pandemic and any resulting economic impact are largely unknown and difficult to predict due to these unknown factors which may have a material impact on our financial position and results of operations in the future.
Long-Lived Assets, Goodwill
Long-lived assets include property, goodwill and certain other assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation methods and useful lives. Additionally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review goodwill for impairment at least annually, on October 1. We record impairment losses in the period in which we determine the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review.

Income Taxes
For the three and six months ended June 30, 2022 and 2021, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings by certain jurisdictions and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in certain jurisdictions.
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
3. Discontinued Operations
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea. As of June 30, 2021, the Company met the criteria set forth in ASC 205-20, "Presentation of Financial Statements - Discontinued Operations," therefore, the LiveArea segment has been presented as a discontinued operation beginning with the Company's June 30, 2021 Form 10-Q and is reported as a discontinued operation in this Form 10-Q for the three and six months ended June 30, 2022 and 2021. The LiveArea Transaction closed on August 25, 2021. As a result of the LiveArea Transaction, we now only operate in one business segment, PFS Operations, and therefore we no longer present segment data.
In the three and six months ended June 30, 2022, the Company and the purchaser reached settlement of certain customary post-closing purchase price adjustments and as a result, the Company recorded an incremental $0.2 million gain on sale in the consolidated statement of operations and comprehensive loss.
In connection with the LiveArea Transaction, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for a period of up to twelve months. Income generated from transition services provided to the purchaser was $0.6 million for the six months ended June 30, 2022 and is recorded in selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss. There were no transition services provided during the three months ended June 30, 2022 as the transition services agreement was substantially completed by March 31, 2022.

The following table presents the major components of net loss of LiveArea for three and six months ended June 30, 2022 and 2021 and a reconciliation to the amounts reported in the unaudited condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Service fee revenue	$—	$19,783	$—	$36,581
Related party revenue	—	106	—	574
Total revenues	—	19,889	—	37,155
Costs of revenues:
Cost of service fee revenue	—	10,325	—	20,039
Total costs of revenues	—	10,325	—	20,039
Gross profit	—	9,564	—	17,116
Selling, general and administrative expenses	—	(10,154)	—	(18,526)
Gain on sale	180	—	180	—
Income (loss) from discontinued operations before income taxes	180	(590)	180	(1,410)
Income tax expense	—	2,528	—	2,557
Income (loss) from discontinued operations	$180	$(3,118)	$180	$(3,967)

The following table presents the depreciation and amortization, capital expenditures and significant noncash operating items for the six months ended June 30, 2021 (in thousands):

Six Months Ended
June 30, 2021
Cash flows from operating activities discontinued operations:
Depreciation and amortization	$405
Stock-based compensation expense	$1,056

Cash flows from investing activities discontinued operations:
Capital expenditures	$102

4. Revenue from Contracts with Clients and Customers
Contract Assets and Contract Liabilities
Costs to fulfill contract assets decreased $1.9 million from December 31, 2021 to June 30, 2022, primarily due to amortization and recognition of costs. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and/or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Contract liabilities were $7.9 million at December 31, 2021, of which $2.5 million was recognized as revenue during the six months ended June 30, 2022.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the six months ended June 30, 2022 were not materially impacted by any other factors.

Contract balances consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Contract Assets
Costs to fulfill	$2,513	$4,392
Total contract assets	$2,513	$4,392
Contract Liabilities
Accrued contract liabilities	$2,057	$2,673
Deferred revenue	3,520	5,224
Total contract liabilities	$5,577	$7,897

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. The amount reported for remaining performance obligations does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $13.5 million. We expect to recognize revenue on approximately 33% of the remaining performance obligations in 2022, 29% in 2023, and the remaining recognized thereafter.

Disaggregation of Revenues
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Over time	$64,512	$56,607	$127,802	$113,003
Point-in-time	122	4,492	3,319	8,800
Total revenues	$64,634	$61,099	$131,121	$121,803

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues by region:
United States	$54,358	$49,607	$110,298	$96,780
Canada	1,090	1,136	2,322	2,507
Europe	9,186	10,356	18,501	22,516
Total revenues	$64,634	$61,099	$131,121	$121,803

5. Inventory Financing
Supplies Distributors, an indirect wholly-owned subsidiary of the Company, had a short-term credit facility with Peridot Financing Solutions (as successor to IBM Credit LLC) and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $5.5 million, as per the amended agreement. The agreement had no stated maturity date and provided either party the ability to exit the facility following a 90 day notice.

Product revenue and the related inventory are dependent on the Ricoh distributor agreement. Effective March 2022, as part of Ricoh's continued restructuring of its operations, the Ricoh distributor agreement was terminated and as a result, our product revenue model with Ricoh was discontinued. The Company does not expect to have inventory following the termination of this agreement. The IBM Credit Facility was terminated in connection with the termination of the Ricoh distributor agreement.
The outstanding balance under the IBM Credit Facility, which represented inventory purchases, was $3.5 million as of December 31, 2021 and was classified as trade accounts payable in the consolidated balance sheets.

6. Loss Per Share
Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the reporting period. In periods when we recognize a net loss from continuing operations, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of June 30, 2022 and 2021 we had outstanding common stock equivalents of approximately 1.7 million and 3.2 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

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

8. Related Party Transactions
In December 2020, on behalf of a client, the Company entered into an agreement with Pilot Freight Services ("Pilot") under which Pilot provides the Company various freight services. David Beatson, a member of our Board of Directors was also on the Board of Directors of Pilot through May 2022 and holds less than 1% of the outstanding shares in Pilot. Pilot is a portfolio company of ATL Partners, LLC, where Mr. Beatson serves on the Executive Board and is a shareholder of its two funds (less than 1% holdings of each).
We recognized $0.1 million related party cost of revenues in both the six months ended June 30, 2022 and 2021 and as of June 30, 2022, we had no trade accounts payable balance due to Pilot.
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
Forward-Looking Information
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “project,” “predict,” “future,” “target,” “seek,” “continue” and other similar expressions. These forward-looking statements involve risks and uncertainties and may include assumptions as to how we may perform in the future. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on May 9, 2022 (the “Annual Report”), as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in the Annual Report and our other filings with the SEC, including our quarterly reports on Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. There may be additional risks we do not currently view as material or that are not presently known or that are beyond our ability to control or predict. Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
Key Events and Trends
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea for approximately $250.0 million in cash, subject to certain adjustments and customary closing conditions including receipt of regulatory approvals (the "LiveArea Transaction"). The LiveArea Transaction closed on August 25, 2021 ("the LiveArea Transaction Date"). As of June 30, 2021, the criteria for reporting LiveArea as a discontinued operation were met; as such, the LiveArea segment has been presented as a discontinued operation beginning with the Company's Form 10-Q for the quarterly period ended June 30, 2021. Unless otherwise specified, the financial information and discussion in this Form 10-Q are based on our continuing operations and exclude any results of our discontinued operations (i.e., LiveArea).
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
While many of the related restrictions have been lifted, we have also seen a resurgence of the virus (including new variants) in many geographic regions, which could have a negative impact on our business and adversely affect the Company’s results of operations, cash flows and financial position as well as that of our clients. For the three and six months ended June 30, 2022 and 2021, costs related to the COVID-19 pandemic, excluding hourly wage rate related labor cost increases, were not material. We will continue to monitor these for potential impacts to future cash flow.

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
Operating Results
The following table discloses certain financial information about our continuing operations for the periods presented and excludes results of our discontinued operations. The financial information below is expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended June 30,			% of Total Revenues			Six Months Ended June 30,			% of Total Revenues
	2022	2021	Change	2022		2021	2022	2021	Change	2022		2021
Revenues
Service fee revenue	$45,234	$43,009	$2,225	70.0%		70.4%	$90,765	$88,529	$2,236	69.2%		72.7%
Product revenue, net	$122	$4,492	$(4,370)	0.2%		7.3%	$3,319	$8,800	$(5,481)	2.6%		7.2%
Pass-through revenue	$19,278	$13,598	$5,680	29.8%		22.3%	$37,037	$24,474	$12,563	28.2%		20.1%
Total revenues	$64,634	$61,099	$3,535	100.0%		100.0%	$131,121	$121,803	$9,318	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	$35,645	$31,863	$3,782	78.8%	(1)	74.1%	$72,137	$65,393	$6,744	79.5%	(1)	73.9%
Cost of product revenue	$104	$4,284	$(4,180)	85.2%	(2)	95.4%	$3,055	$8,370	$(5,315)	92.0%	(2)	95.1%
Cost of pass-through revenue	$19,278	$13,598	$5,680	100.0%	(3)	100.0%	$37,037	$24,474	$12,563	100.0%	(3)	100.0%
Total costs of revenues	$55,027	$49,745	$5,282	85.1%		81.4%	$112,229	$98,237	$13,992	85.6%		80.7%
Service fee gross profit	$9,589	$11,146	$(1,557)	21.2%	(1)	25.9%	$18,628	$23,136	$(4,508)	20.5%	(1)	26.1%
Product revenue gross profit	$18	$208	$(190)	14.8%	(2)	4.6%	$264	$430	$(166)	8.0%	(2)	4.9%
Total gross profit	$9,607	$11,354	$(1,747)	14.9%		18.6%	$18,892	$23,566	$(4,674)	14.4%		19.3%
Selling, General and Administrative expenses	$14,077	$15,678	$(1,601)	21.8%		25.7%	$30,505	$28,609	$1,896	23.3%		23.5%
Loss from continuing operations	$(4,470)	$(4,324)	$(146)	(6.9)%		(7.1)%	$(11,613)	$(5,043)	$(6,570)	(8.9)%		(4.1)%
Interest (income) expense, net	$(151)	$333	$(484)	(0.2)%		0.5%	$(145)	$708	$(853)	(0.1)%		0.6%
Loss from continuing operations before income taxes	$(4,319)	$(4,657)	$338	(6.7)%		(7.6)%	$(11,468)	$(5,751)	$(5,717)	(8.7)%		(4.7)%
Income tax expense (benefit), net	$184	$(155)	$339	0.3%		(0.3)%	$502	$124	$378	0.4%		0.1%
Net loss from continuing operations	$(4,503)	$(4,502)	$(1)	(7.0)%		(7.4)%	$(11,970)	$(5,875)	$(6,095)	(9.1)%		(4.8)%
(1)    Represents the percentage of Service fee revenue.
(2)    Represents the percentage of Product revenue, net. See discussion on the following page on Product Revenue decrease due to Ricoh business change.
(3)    Represents the percentage of Pass-through revenue.

Total revenues for the three and six months ended June 30, 2022 increased by $3.5 million and $9.3 million, respectively, compared with the corresponding periods in 2021. Service fee revenue for the three and six months ended June 30, 2022 increased by $2.2 million in each period compared to the corresponding periods in 2021 as new client activity and expansion of existing client relationships were partially offset by the impact of certain client terminations, the impact of foreign currency exchange rates and the impact on service fee revenue of certain contracts shared with LiveArea (as described in the next paragraph). Excluding the impact of this LiveArea related contract activity, the Company's service fee revenue increased $6.8 million and $15.7 million for the three and six months ended June 30, 2022, respectively, compared with the corresponding periods in 2021.

Certain client contracts supported by the LiveArea segment were not fully transferred to the buyer as part of the LiveArea Transaction. Subsequent to the LiveArea Transaction Date, PFSweb is acting as a prime contractor for these certain client contracts and the related services are being provided by the former LiveArea business as a subcontractor of PFSweb. The services provided under these client contracts are currently being managed by PFSweb, and as such, the related service fee revenues, costs of revenues and gross profit previously generated by this LiveArea related activity have been included in our continuing operations during the three and six months ended June 30, 2021 period. Subsequent to the LiveArea Transaction in August 2021, revenue billed under this contractor-subcontractor relationship are recorded as pass-through revenue and pass-through costs for as long as such contracts continue to be managed directly by PFSweb. Service fee revenues generated under these contracts applicable to our former LiveArea segment of $3.3 million and $6.4 million for the three and six months ended June 30, 2021, respectively, are included in service fee revenue in the condensed consolidated statement of operations and comprehensive loss.
Product revenue, net, for the three and six months ended June 30, 2022, decreased by $4.4 million and $5.5 million, respectively, compared with the corresponding periods in 2021. Product revenue declined as it was primarily dependent on one client, Ricoh, which restructured its operations and discontinued certain product lines. Effective March 2022, our agreement with this client was terminated and as a result our product revenue model with this client was discontinued.
Pass-through revenue for the three and six months ended June 30, 2022 increased by $5.7 million and $12.6 million, respectively, compared with the corresponding period in 2021. The increase is primarily due to increased freight activity (the primary component of pass-through revenue) applicable to certain client accounts and the impact of approximately $3.9 million and $8.1 million for the three and six months ended June 30, 2022, respectively, on pass-through revenue of certain contracts shared with LiveArea (as noted above).
Gross margin decreased by 3.7% and 4.9% for the three and six months ended June 30, 2022 compared with the corresponding periods in 2021. The decreased gross margin is due to a decrease of our service fee margin of 4.7% and 5.6% for the three and six months ended June 30, 2022 compared with the corresponding periods in 2021, primarily as a result of increased fulfillment labor costs, which were partially offset by certain price increases. We continue to implement actions to offset labor costs, including leveraging our multi-node network and distributing work to our centers with more available labor and/or lower costs, implementing certain productivity enhancements, working with our clients to reduce costs, and offsetting the cost increases with price increases where necessary. Additionally, our comparative gross margin for the three and six months ended June 30, 2022 versus the prior year periods was negatively impacted by reduced levels of both technology-related project activity and other higher margin non-fulfillment related activity, as well as the negative gross margin impact of the LiveArea related contract activity which generated gross margin in the three and six months ended June 30, 2021 and, as described above, subsequent to the LiveArea Transaction was accounted for as pass-through revenue and pass-through costs in the three and six months ended June 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.6 million for the three months ended June 30, 2022 compared to the corresponding period in 2021. The decrease was primarily attributable to a decrease in general and administrative payroll cost resulting from reduced personnel, a decrease in stock based compensation expense and a decrease in unallocated facility related expense due to increased utilization which was partially offset by costs related to professional fees and other costs related to regaining the SEC filing compliance and the Company's ongoing strategic alternatives assessment process.
Selling, general and administrative expenses increased $1.9 million for the six months ended June 30, 2022 compared to the corresponding period in 2021. The increase was primarily attributable to higher professional fees and other costs related to regaining SEC filing compliance, including severance costs applicable to our ongoing efforts to optimize certain corporate functions and costs related to the Company's ongoing strategic alternatives assessment process. These increases were partially offset by a decrease in salaries and wages, $0.6 million of other income applicable to the transition services agreement related to the LiveArea Transaction which was substantially completed at March 31, 2022, a decrease in stock based compensation expense and a decrease in unallocated facility related expenses due to increased utilization.

Income Taxes
For the three months ended June 30, 2022 loss from continuing operations before income taxes was $4.3 million and income tax expense was $0.2 million resulting in an effective tax rate of (4.3)%. For the three months ended June 30, 2021, loss from continuing operations before income taxes was $4.7 million and income tax benefit was $0.2 million resulting in an effective tax rate of 3.3%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended June 30, 2022 and 2021 primarily due to state and foreign tax expense.
For the six months ended June 30, 2022 loss from continuing operations before income taxes was $11.5 million and income tax expense was $0.5 million resulting in an effective tax rate of (4.4)%. For the six months ended June 30, 2021, loss from continuing operations before income taxes was $5.8 million and income tax expense was $0.1 million resulting in an effective tax rate of (2.2)%. The effective tax rate varied from the U.S. federal statutory rate for the six months ended June 30, 2022 and 2021 primarily due to state and foreign tax expense.

Liquidity and Capital Resources
As of June 30, 2022, we have $148.2 million of cash and cash equivalents, no bank debt and only $0.2 million of finance leases. Our cash position is expected to satisfy our known operating cash needs, working capital and capital expenditure requirements, debt and lease obligations, and loans to our subsidiaries, if needed, and potential distributions to shareholders for at least the next twelve months. However, our cash position could be impacted by the increasing labor costs as a result of labor market shortages, our ability to adjust our overall cost structure to support a smaller remaining business following the completion of the LiveArea Transaction, and costs related to the Company's ongoing strategic alternatives assessment process.
Cash Flows from Operating Activities
During the six months ended June 30, 2022, net cash provided by operations was $2.8 million, compared to net cash used in operations of $0.3 million in the same period in 2021. The six months ended June 30, 2022 and 2021 both included a net cash use related to operations before changes in operating assets and liabilities. Such cash use for both periods was offset by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections and vendor purchasing and payment activity, all of which fluctuated during our seasonal peak periods.
Cash Flows from Investing Activities
Cash used in investing activities include capital expenditures of $4.7 million and $2.0 million during the six months ended June 30, 2022 and 2021, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases. Due to the net proceeds received from the LiveArea Transaction, the Company is now primarily using its existing cash to fund capital expenditures, whereas in the past the Company would utilize a combination of cash and debt. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in additions and upgrades to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $8.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, cash used in financing activities was $2.0 million primarily resulting from taxes paid on behalf of employees on shares issued under stock-based compensation awards. Cash provided by financing activities was $4.8 million during the six months ended June 30, 2021, primarily reflecting borrowing and payment activity on our revolving loan and other debt partially offset by taxes paid on behalf of employees for withheld shares.
Working Capital
During the six months ended June 30, 2022, our working capital decreased to $151.0 million compared to $165.1 million at December 31, 2021, which was primarily a result of the losses incurred from operations, $4.7 million of capital expenditures and $2.3 million of tax withholding on shares issued under stock-based compensation awards in the six months ended June 30, 2022.
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
Inventory Financing
Supplies Distributors, an indirect wholly-owned subsidiary of the Company, had a short-term credit facility with Peridot Financing Solutions (as successor to IBM Credit LLC) and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $5.5 million, as per the amended agreement. The agreement has no stated maturity date and provided either party the ability to exit the facility following a 90 day notice.
Product revenue and the related inventory are dependent on the Ricoh distributor agreement. Effective March 2022, as part of Ricoh's continued restructuring of its operations, the Ricoh distributor agreement was terminated and as a result, our product revenue model with Ricoh was discontinued. The Company does not expect to have inventory following the termination of this agreement. The IBM Credit Facility was terminated in connection with the termination of the Ricoh distributor agreement.
The outstanding balance under the IBM Credit Facility, which represented inventory purchases, was $3.5 million as of December 31, 2021 and was classified as trade accounts payable in the consolidated balance sheets.
Product revenue decreased to $0.1 million and $3.3 million for the three and six months ended June 30, 2022 and was not a substantial part of the Company's business following several years of product revenue and associated profitability declines.
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
Based upon this evaluation, and the above criteria, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2022.
Notwithstanding the previously identified material weaknesses described below, our management, including our CEO and CFO, concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP. However, because the material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements may not have been prevented or detected on a timely basis, the Company’s management concluded that at June 30, 2022, the Company’s internal control over financial reporting was ineffective.

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
We have not remediated the material weaknesses described above as of the date of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022.

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

•The Company has hired additional accounting personnel (including temporary personnel with requisite accounting and reporting experience) to fill needed roles and assist in our accounting and financial reporting. The Company has augmented its accounting and reporting resources, improved controls over financial reporting related to unusual transactions and has regained compliance with the filing requirements of the SEC. Management believes this material weakness will be remediated in 2022.
•The Company has engaged a third-party advisory accounting firm and hired additional temporary resources with requisite tax experience to fill needed roles and assist in proper accounting and financial reporting for income taxes. Management believes the Company has made significant progress improving controls related to preparation and review of our income tax provision, and believes this material weakness will be remediated in 2022.
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
Other than discussed above, during the six months ended June 30, 2022, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.2	Description of Registrant's securities.

10.5	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc. dated as of August 31, 1999

10.5.1	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc. dated as of December 19, 2003

10.5.2	Second Modification, Ratification and Extension of Lease between TIAA Realty, Inc.(successor to Shelby Drive Corporation) and Priority Fulfillment Services, Inc. dated June 3,2008

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

10.11	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.12*	Form of Executive Severance Agreement between the Company and certain of its executive officers.

10.12.1*	Form of Amendment of Executive Severance Agreement.

10.12.2*	Form of Amendment to Change in Control Severance Agreement.

10.12.3	Change in Control Severance Agreement

10.44	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.

10.44.1	First Amendment to Lease Agreement between CCI-Millennium, LP and Priority Fulfillment Services, Inc. dated as of May 1, 2015

10.45	Guaranty of PFSweb, Inc. to CCI-Millennium, L.P.

10.48	Agreement, dated as of May 15, 2013, by and among PFSweb, Inc. and Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Benjamin Rosenzweig.

10.61	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.

10.63	Industrial Lease agreement dated June 30, 2016 by and between US Industrial Reit III – Midwest and Priority Fulfillment Services, Inc.

10.63.1	First Amendment to Lease by and between GPT Stateline Road Owner LLC (successor in interest to US Industrial REIT III-Midwest) and Priority Fulfillment Services, Inc. dated September 12, 2017

10.63.2
Second Amendment to Industrial Lease Agreement by and between GPT Stateline Road Owner LLC (successor in interest to US Industrial REIT III-Midwest) and Priority Fulfillment Services, Inc. dated August 2, 2021

10.82	Industrial Lease agreement dated March 18, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.82.1	First Amendment to Industrial Lease agreement dated June 1, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.82.2	Second Amendment to Industrial Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.86*	Employment Agreement by and between PFSweb, Inc. and James Butler, dated as of June 11, 2019.

10.87*	Employment Agreement by and between Priority Fulfillment Services, Inc., a Delaware corporation and Zach Thomann, dated as of May 17, 2020

10.88	Logistics Warehouse Lease Agreement between Weerts Logistic Park III NV and Supplies Distributors SA

10.89	Warehouse Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc.

10.89.1	First Amendment to Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc. dated as of May 3, 2021.

10.90	Warehouse Lease Agreement between Matter Cheyenne Logistics, LLC and Priority Fulfillment Services, Inc.

10.91*	2020 Stock and Incentive Plan.

10.96*	Form of 2020 STI Company Performance Based Cash Award.

10.97*	Form of 2020 STI Company Performance Based Share Award.

10.98*	Form of Amended and Restated 2020 LTI Performance Based Restricted Stock Unit Award.

10.99*	Form of Amended and Restated 2020 LTI Time Based Restricted Stock Unit Award.

10.100**	Form of Amended and Restated 2020 LTI TSR Performance Share Award Agreement.

10.101*	Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and James Butler, dated as of August 25, 2021.

10.102**	Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and Michael Willoughby.

10.103*	Transaction Retention Bonus Agreement by and between Zach Thomann and Priority Fulfillment Services, Inc. dated as of January 18, 2022.

10.104*	Form of Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and executives.

10.105**	Form of STI Company Performance Based Cash Award

10.106**	Form of STI Company Performance Based Share Award

10.107**	Form of LTI Performance Based Restricted Stock Unit Award

10.108**	Form of LTI Time Based Restricted Stock Unit Award

10.109**	Form of LTI TSR Performance Share Award

10.110*	Form of Deferred Stock Unit Award Agreement

10.111	Agreement for Lease between Mountpark Logistics EU 2017 23 S.A.R.L, Conexus Limited (now known as PFS Global Services UK Limited) and PFSweb, Inc., as Guarantor dated October 15, 2018

10.112	Lease between Mountpark Logistics EU 2017 23 S.A.R.L, Conexus Limited (now known as PFS Global Services UK Limited) and PFSweb, Inc., as Guarantor dated November 9, 2018

10.113	Industrial Building Lease between Priority Fulfillment Services, Inc. and Cheyenne Clayton DRI, LLC dated as of December 13, 2021

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).

*    Denotes management or compensatory agreements
**    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2022

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President