Form 10-Q
period 2022-09-30
PFSWEB INC
filed 2022-11-09
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number 000-28275
___________________________________________
PFSweb, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware		75-2837058
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
9250 N. Royal Lane, Suite 100,	Irving, Texas	75063
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (972) 881-2900

505 Millennium Drive,	Allen, Texas	75013
(Former address)

Not Applicable
(Former name and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of November 3, 2022, there were 22,644,199 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2022 and 2021	5

	Unaudited Condensed Consolidated Statements of Shareholders' Equity for the Three and Nine Months Ended September 30, 2022 and 2021	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosure	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		26

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$140,350	$152,332
Restricted cash	—	214
Accounts receivable, net of allowance for doubtful accounts of $375 and $867 at September 30, 2022 and December 31, 2021, respectively	50,705	78,024
Inventories, net of reserves of $0 and $57 at September 30, 2022 and December 31, 2021, respectively	—	3,133
Other receivables	7,935	7,005
Prepaid expenses and other current assets	6,254	7,244
Total current assets	205,244	247,952
Property and equipment:
Cost	85,378	92,079
Less: accumulated depreciation	(65,124)	(72,764)
	20,254	19,315
Operating lease right-of-use assets, net	32,098	35,371
Goodwill	20,904	22,218
Other assets	1,669	1,610
Total assets	$280,169	$326,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$24,599	$36,450
Accrued expenses	22,295	31,643
Current portion of operating lease liabilities	10,581	10,104
Current portion of finance lease obligations	72	222
Deferred revenues	2,039	4,391
Total current liabilities	59,586	82,810
Finance lease obligations, less current portion	34	89
Deferred revenue, less current portion	852	833
Operating lease liabilities, less current portion	26,864	30,393
Other liabilities	2,676	2,565
Total liabilities	90,012	116,690

Commitments and Contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 22,677,666 and 22,131,546 issued and 22,644,199 and 22,098,079 outstanding at September 30, 2022 and December 31, 2021, respectively	22	21
Additional paid-in capital	178,643	177,511
Retained earnings	15,642	33,522
Accumulated other comprehensive loss	(4,025)	(1,153)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	190,157	209,776
Total liabilities and shareholders’ equity	$280,169	$326,466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Service fee revenue	$43,658	$44,275	$134,423	$132,804
Product revenue, net	14	4,096	3,333	12,896
Pass-through revenue	21,813	12,970	58,850	37,444
Total revenues	65,485	61,341	196,606	183,144
Costs of Revenues:
Cost of service fee revenue	33,785	33,383	105,922	98,776
Cost of product revenue	4	3,895	3,059	12,265
Cost of pass-through revenue	21,813	12,970	58,850	37,444
Total costs of revenues	55,602	50,248	167,831	148,485
Gross profit	9,883	11,093	28,775	34,659
Selling, general and administrative expenses	16,341	16,161	46,846	44,768
Loss from operations	(6,458)	(5,068)	(18,071)	(10,109)
Interest (income) expense, net	(554)	165	(699)	873
Loss on extinguishment of debt	—	426	—	426
Loss from continuing operations before income taxes	(5,904)	(5,659)	(17,372)	(11,408)
Income tax expense, net	186	1,152	688	1,276
Net loss from continuing operations	(6,090)	(6,811)	(18,060)	(12,684)

Income from discontinued operations before income taxes	—	197,920	180	196,508
Income tax expense, net	—	33,758	—	36,315
Income from discontinued operations	—	164,162	180	160,193

Net income (loss)	$(6,090)	$157,351	$(17,880)	$147,509

Basic earnings (loss) per share
Income (loss) from continuing operations per share	$(0.27)	$(0.32)	$(0.80)	$(0.60)
Income from discontinued operations per share	—	7.71	0.01	7.57
Basic earnings (loss) per share	$(0.27)	$7.39	$(0.79)	$6.97
Diluted earnings (loss) per share
Income (loss) from continuing operations per share	$(0.27)	$(0.32)	$(0.80)	$(0.60)
Income from discontinued operations per share	—	7.71	0.01	7.57
Diluted earnings (loss) per share	$(0.27)	$7.39	$(0.79)	$6.97
Weighted average number of shares outstanding:
Basic	22,644	21,282	22,580	21,164
Diluted	22,644	21,282	22,580	21,164
Comprehensive income (loss):
Net income (loss)	$(6,090)	$157,351	$(17,880)	$147,509
Foreign currency translation adjustment	(1,098)	(34)	(2,872)	(343)
Reclassifications of foreign currency translation adjustments realized upon disposal of business	$—	$(327)	$—	$(327)
Total comprehensive income (loss)	$(7,188)	$156,990	$(20,752)	$146,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

	Three Months Ended September 30, 2022

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, June 30, 2022	22,676,595	$22	$177,008	$21,732	$(2,927)	33,467	$(125)	$195,710
Net loss	—		—	(6,090)	—	—	—	(6,090)
Stock-based compensation	—	—	1,629	—	—	—	—	1,629
Exercise of stock options	963	—	6	—	—	—	—	6
Issuance of shares under stock-based compensation awards	108	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(1,098)	—	—	(1,098)
Balance, September 30, 2022	22,677,666	$22	$178,643	$15,642	$(4,025)	33,467	$(125)	$190,157

	Nine Months Ended September 30, 2022

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balance, December 31, 2021	22,131,546	$21	$177,511	$33,522	$(1,153)	33,467	$(125)	$209,776
Net loss	—	—	—	(17,880)	—	—	—	(17,880)
Stock-based compensation	—	—	2,945	—	—	—	—	2,945
Exercise of stock options	89,837	—	442	—	—	—	—	442
Issuance of shares under stock-based compensation awards	456,283	1	—	—	—	—	—	1
Tax withholding on shares issued under stock-based compensation awards	—	—	(2,255)	—	—	—	—	(2,255)
Foreign currency translation	—	—	—	—	(2,872)	—	—	(2,872)
Balance, September 30, 2022	22,677,666	$22	$178,643	$15,642	$(4,025)	33,467	$(125)	$190,157

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

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(17,880)	$147,509
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,550	6,208
Loss on early extinguishment of debt	—	426
Gain on LiveArea Transaction	(180)	(200,817)
Loss on lease modification	1,624	—
Deferred income taxes	53	2,717
Stock-based compensation expense	2,945	8,417
Other	21	95
Changes in operating assets and liabilities:
Accounts receivable	25,520	9,129
Inventories	3,080	410
Prepaid expenses, other receivables and other assets	(337)	(617)
Operating leases	(1,238)	(448)
Income taxes payable	—	30,211
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(20,694)	(6,409)
Net cash used in operating activities	(1,536)	(3,169)

Cash flows from investing activities:
Purchases of property and equipment	(7,459)	(4,815)
Proceeds from LiveArea Transaction, net of cash divested	—	236,358
Proceeds from sale of property and equipment	37	31
Net cash provided (used) by investing activities	(7,422)	231,574

Cash flows from financing activities:
Net proceeds from issuance of common stock	442	923
Taxes paid on behalf of employees for withheld shares	(2,255)	(1,908)
Payments on finance lease obligations	(187)	(732)
Payments on revolving loan	—	(160,181)
Borrowings on revolving loan	—	126,681
Payments on other debt	—	(10,046)
Borrowings on other debt	—	49
Net cash provided (used) by financing activities	(2,000)	(45,214)

Effect of exchange rates on cash, cash equivalents and restricted cash	(1,238)	57
Net increase (decrease) in cash and cash equivalents	(12,196)	183,248

Cash and cash equivalents, beginning of period	152,332	10,359
Restricted cash, beginning of period	214	214
Cash and cash equivalents discontinued operations, beginning of period	—	392
Cash, cash equivalents and restricted cash, beginning of period	152,546	10,965

Cash and cash equivalents, end of period	140,350	193,999
Restricted cash, end of period	—	214
Cash, cash equivalents and restricted cash, end of period	$140,350	$194,213

Supplemental cash flow information:
Cash paid for income taxes	$7,182	$6,293
Cash paid for interest	$9	$763
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	$—	$2,139

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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the three and nine months ended September 30, 2022; however, the extent and duration of future impacts of the COVID-19 pandemic and any resulting economic impact are largely unknown and difficult to predict due to these unknown factors which may have a material impact on our financial position and results of operations in the future.
Long-Lived Assets, Goodwill
Long-lived assets include property and equipment, goodwill and certain other assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation methods and useful lives. Additionally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review goodwill for impairment at least annually, on October 1. We record impairment losses in the period in which we determine the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review.

Income Taxes
For the three and nine months ended September 30, 2022 and 2021, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings by certain jurisdictions and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in certain jurisdictions.
Impact of Recently Issued Accounting Standards
Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," ("ASU 2016-13") which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019 for all public entities, excluding smaller reporting companies, and after December 15, 2022 for smaller reporting companies. It requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We will adopt ASU 2016-13 on January 1, 2023 and do not expect the adoption of ASU 2016-13 to have a material impact on our condensed consolidated financial statements.
3. Discontinued Operations
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea. As of June 30, 2021, the Company met the criteria set forth in ASC 205-20, "Presentation of Financial Statements - Discontinued Operations," therefore, the LiveArea segment has been presented as a discontinued operation beginning with the Company's June 30, 2021 Form 10-Q and is reported as a discontinued operation in this Form 10-Q for the three and nine months ended September 30, 2022 and 2021.
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
As a result of the LiveArea Transaction, the Company now only operates one business segment, PFS Operations, and therefore we no longer present segment data.
In the three months ended June 30, 2022, the Company and the purchaser reached settlement of certain customary post-closing purchase price adjustments and as a result, the Company recorded an incremental $0.2 million gain on sale in the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2022.
In connection with the LiveArea Transaction, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for a period of up to twelve months. Income generated from transition services provided to the purchaser is recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) and was $0.6 million for the nine months ended September 30, 2022 and $0.4 million for the three and nine months ended September 30, 2021. There were no transition services provided during the three months ended September 30, 2022 as the transition services agreement was substantially completed by March 31, 2022.
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
Furthermore, certain executives and employees of PFSweb, inclusive of certain LiveArea personnel, received cash transaction bonuses as a result of the successful completion of the LiveArea Transaction. We recorded compensation expense of

$3.5 million for executives and employees of the LiveArea business segment, which is included in net income (loss) from discontinued operations on the condensed consolidated statements of operations and comprehensive income (loss) for each of the three and nine months ended September 30, 2021. In addition, we recorded compensation expense of $1.0 million for the executives and employees of PFSweb, which is included in selling, general and administrative expense on the condensed consolidated statements of operations and comprehensive income (loss) for each of the three and nine months ended September 30, 2021.
The following table presents the major components of income from discontinued operations of LiveArea for three and nine months ended September 30, 2022 and 2021 and a reconciliation to the amounts reported in the unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Service fee revenue	$—	$13,616	$—	$50,197
Pass-through revenue	—	159	—	159
Related party revenue	—	—	—	574
Total revenues	—	13,775	—	50,930
Costs of revenues:
Cost of service fee revenue	—	7,134	—	27,173
Cost of pass-through revenue	—	159		159
Total costs of revenues	—	7,293	—	27,332
Gross profit	—	6,482	—	23,598
Selling, general and administrative expenses	—	(9,379)	—	(27,906)
Interest expense, net	—	—	—	(1)
Gain on sale	—	200,817	180	200,817
Income from discontinued operations before income taxes	—	197,920	180	196,508
Income tax expense	—	33,758	—	36,315
Income from discontinued operations	$—	$164,162	$180	$160,193

The following table presents the depreciation and amortization, capital expenditures and significant noncash operating items for the nine months ended September 30, 2021 (in thousands):

Nine Months Ended
September 30, 2021
Cash flows from operating activities discontinued operations:
Depreciation and amortization	$457
Stock-based compensation expense	$4,613

Cash flows from investing activities discontinued operations:
Capital expenditures	$159
Proceeds from sales of discontinued operations, net of cash divested	$236,358

4. Revenue from Contracts with Clients and Customers
Contract Assets and Contract Liabilities
Costs to fulfill contract assets decreased $2.6 million from December 31, 2021 to September 30, 2022, primarily due to amortization and recognition of costs. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and/or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Contract liabilities were $7.9 million at December 31, 2021, of which $3.6 million was recognized as revenue during the nine months ended September 30, 2022.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the nine months ended September 30, 2022 were not materially impacted by any other factors.
Contract balances consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Contract Assets
Costs to fulfill	$1,778	$4,392
Total contract assets	$1,778	$4,392
Contract Liabilities
Accrued contract liabilities	$2,536	$2,673
Deferred revenue	2,891	5,224
Total contract liabilities	$5,427	$7,897

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. The amount reported for remaining performance obligations does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $15.5 million. We expect to recognize revenue on approximately 25% of the remaining performance obligations in 2022, 46% in 2023, and the remaining recognized thereafter.

Disaggregation of Revenues
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Over time	$65,471	$57,245	$193,273	$170,248
Point-in-time	14	4,096	3,333	12,896
Total revenues	$65,485	$61,341	$196,606	$183,144

Point-in-time revenues consist of product revenue which was dependent on the Ricoh distributor agreement. Effective March 2022, as part of Ricoh's continued restructuring of its operations, the Ricoh distributor agreement was terminated and as a result, our product revenue model with Ricoh was discontinued.
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues by region:
United States	$56,067	$54,235	$166,365	$151,015
Canada	1,071	1,052	3,393	3,559
Europe	8,347	6,054	26,848	28,570
Total revenues	$65,485	$61,341	$196,606	$183,144

5. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the reporting period. In periods when we recognize a net loss from continuing operations, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of September 30, 2022 and 2021 we had outstanding common stock equivalents of approximately 1.7 million and 2.5 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

6. Commitments and Contingencies
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

7. Leases

In September 2022, the Company entered into an agreement with CCI-Millennium, L.P., (“Landlord”) providing for the early termination of its lease agreement for its corporate headquarters office space located in Allen, Texas effective October 31, 2022 ("Lease Termination Agreement"). Such lease agreement was previously scheduled to mature in July 2024 and under the terms of the Lease Termination Agreement, the Company agreed to pay $2.6 million to Landlord in October 2022, which was paid in the fourth quarter of 2022. In accordance with ASC Topic 842, the Lease Termination Agreement was determined to be a modification of the original lease agreement which resulted in a $2.6 million increase in the lease termination obligation, and reductions of the lease liability and operating lease right-of-use asset by approximately $3.4 million and $2.4 million, respectively. The Company recognized a net loss of $1.6 million on the lease modification, which is included in selling, general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022.

On September 29, 2022, we entered into a 124 month lease for 186,000 square feet of warehouse and office space in Irving, Texas. This lease will increase our right of use asset and lease liability balances as of the lease commencement date, which is anticipated in mid-2023 when the building is completed.

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
We recognized $0.1 million and $0.9 million related party cost of revenues in the nine months ended September 30, 2022 and 2021, respectively, and as of September 30, 2022, we had no trade accounts payable balance due to Pilot.
On May 2, 2022, ATL Partners, LLC closed on the sale of Pilot to an unrelated third party; as such, Pilot is no longer a related party of the Company.

9. Subsequent Event

On November 4, 2022, the Company's Board of Directors declared (i) a special cash dividend of $4.50 per share to holders of issued and outstanding shares of the Company’s Common Stock of record as of the close of business on December 1, 2022 (the “Special Dividend”), and (ii) a special dividend equivalent of $4.50 per share, to the holders of all equity awards under the Company’s 2020 Stock Incentive Plan, as amended, granted and outstanding as of the close of business on December 1, 2022, payable in cash upon the achievement of applicable performance goals, vesting, and issuance of such equity awards pursuant to their specific terms. The Special Dividend is payable on December 15, 2022. The ex-dividend date will be November 30, 2022. The total Special Dividend (and special dividend equivalents) amount payable is approximately $111 million, of which approximately $9 million pertain to the special dividend equivalents.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Forward-Looking Information
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “project,” “predict,” “future,” “target,” “seek,” “continue” and other similar expressions. These forward-looking statements involve risks and uncertainties and may include assumptions as to how we may perform in the future. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the "SEC") on May 9, 2022 (the “Annual Report”), as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in the Annual Report and our other filings with the SEC, including our quarterly reports on Form 10-Q and our current reports on Form 8-K. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. There may be additional risks we do not currently view as material or that are not presently known or that are beyond our ability to control or predict. Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
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
While many of the related restrictions have been lifted, we have also seen a resurgence of the virus (including new variants) in many geographic regions, which could have a negative impact on our business and adversely affect the Company’s results of operations, cash flows and financial position as well as that of our clients. For the three and nine months ended September 30, 2022 and 2021, costs related to the COVID-19 pandemic, excluding hourly wage rate related labor cost increases, were not material. We will continue to monitor these for potential impacts to future cash flow.

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
Operating Results
The following table discloses certain financial information about our continuing operations for the periods presented and excludes results of our discontinued operations. The financial information below is expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended September 30,			% of Total Revenues			Nine Months Ended September 30,			% of Total Revenues
	2022	2021	Change	2022		2021	2022	2021	Change	2022		2021
Revenues
Service fee revenue	$43,658	$44,275	$(617)	66.7%		72.2%	$134,423	$132,804	$1,619	68.4%		72.5%
Product revenue, net	$14	$4,096	$(4,082)	—%		6.7%	$3,333	$12,896	$(9,563)	1.7%		7.1%
Pass-through revenue	$21,813	$12,970	$8,843	33.3%		21.1%	$58,850	$37,444	$21,406	29.9%		20.4%
Total revenues	$65,485	$61,341	$4,144	100.0%		100.0%	$196,606	$183,144	$13,462	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	$33,785	$33,383	$402	77.4%	(1)	75.4%	$105,922	$98,776	$7,146	78.8%	(1)	74.4%
Cost of product revenue	$4	$3,895	$(3,891)	28.6%	(2)	95.1%	$3,059	$12,265	$(9,206)	91.8%	(2)	95.1%
Cost of pass-through revenue	$21,813	$12,970	$8,843	100.0%	(3)	100.0%	$58,850	$37,444	$21,406	100.0%	(3)	100.0%
Total costs of revenues	$55,602	$50,248	$5,354	84.9%		81.9%	$167,831	$148,485	$19,346	85.4%		81.1%
Service fee gross profit	$9,873	$10,892	$(1,019)	22.6%	(1)	24.6%	$28,501	$34,028	$(5,527)	21.2%	(1)	25.6%
Product revenue gross profit	$10	$201	$(191)	71.4%	(2)	4.9%	$274	$631	$(357)	8.2%	(2)	4.9%
Total gross profit	$9,883	$11,093	$(1,210)	15.1%		18.1%	$28,775	$34,659	$(5,884)	14.6%		18.9%
Selling, general and administrative expenses	$16,341	$16,161	$180	25.0%		26.3%	$46,846	$44,768	$2,078	23.8%		24.4%
Loss from continuing operations	$(6,458)	$(5,068)	$(1,390)	(9.9)%		(8.3)%	$(18,071)	$(10,109)	$(7,962)	(9.2)%		(5.5)%
Interest (income) expense, net	$(554)	$165	$(719)	(0.8)%		0.3%	$(699)	$873	$(1,572)	(0.4)%		0.5%
Loss on extinguishment of debt	$—	$426	$(426)	—%		0.7%	$—	$426	$(426)	—%		0.2%
Loss from continuing operations before income taxes	$(5,904)	$(5,659)	$(245)	(9.0)%		(9.2)%	$(17,372)	$(11,408)	$(5,964)	(8.8)%		(6.2)%
Income tax expense, net	$186	$1,152	$(966)	0.3%		1.9%	$688	$1,276	$(588)	0.3%		0.7%
Net loss from continuing operations	$(6,090)	$(6,811)	$721	(9.3)%		(11.1)%	$(18,060)	$(12,684)	$(5,376)	(9.2)%		(6.9)%
(1)    Represents the percentage of Service fee revenue.
(2)    Represents the percentage of Product revenue, net. See discussion on the following page on Product Revenue decrease due to Ricoh business change.
(3)    Represents the percentage of Pass-through revenue.

Total revenues for the three and nine months ended September 30, 2022 increased by $4.1 million and $13.5 million, respectively, compared with the corresponding periods in 2021. Service fee revenue decreased by $0.6 million and increased by $1.6 million, for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. Excluding the impact on service fee revenue of certain contracts shared with LiveArea in the prior year periods (as described below), the Company's service fee revenue increased $1.8 million and $10.4 million for the three and nine months ended September 30, 2022. The increases in service fee revenue were primarily driven by new client activity and expansion of existing client relationships that were partially offset by the impact of certain client terminations and the impact of foreign currency exchange rates.

Certain client contracts supported by the LiveArea segment were not fully transferred to the buyer as part of the LiveArea Transaction. Subsequent to the LiveArea Transaction Date, PFSweb is acting as a prime contractor for these certain client contracts and the related services are being provided by the former LiveArea business as a subcontractor of PFSweb. The services provided under these client contracts are currently being managed by PFSweb, and as such, the related service fee revenues, costs of revenues and gross profit previously generated by this LiveArea related activity have been included in our continuing operations during the three and nine months ended September 30, 2021 period. Subsequent to the LiveArea Transaction in August 2021, revenue billed under this contractor-subcontractor relationship are recorded as pass-through revenue and pass-through costs for as long as such contracts continue to be managed directly by PFSweb. Service fee revenues generated under these contracts applicable to our former LiveArea segment of $2.4 million and $8.8 million for the three and nine months ended September 30, 2021, respectively, are included in service fee revenue in the condensed consolidated statements of operations and comprehensive income (loss).
Product revenue, net, for the three and nine months ended September 30, 2022, decreased by $4.1 million and $9.6 million, respectively, compared with the corresponding periods in 2021. Product revenue declined as it was primarily dependent on one client, Ricoh, which restructured its operations and discontinued certain product lines. Effective March 2022, our agreement with this client was terminated and as a result our product revenue model with this client was discontinued.
Pass-through revenue for the three and nine months ended September 30, 2022 increased by $8.8 million and $21.4 million, respectively, compared with the corresponding period in 2021. The increase is primarily due to increased freight activity (the primary component of pass-through revenue) applicable to certain client accounts and the impact of approximately $4.2 million and $12.3 million for the three and nine months ended September 30, 2022, respectively, from pass-through revenue of certain contracts shared with LiveArea (as noted above).
Gross margin decreased by 3.0% and 4.3% for the three and nine months ended September 30, 2022 compared with the corresponding periods in 2021. The decreased gross margin is due to a decrease of our service fee margin of 2.0% and 4.4% for the three and nine months ended September 30, 2022 compared with the corresponding periods in 2021, primarily as a result of increased fulfillment labor costs, which were partially offset by certain price increases. We continue to implement actions to offset labor costs, including leveraging our multi-node network and distributing work to our centers with more available labor and/or lower costs, implementing certain productivity enhancements, working with our clients to reduce costs, and offsetting the cost increases with price increases where necessary. Additionally, our comparative gross margin for the three and nine months ended September 30, 2022 versus the prior year periods was negatively impacted by reduced levels of both technology-related project activity and other higher margin non-fulfillment related activity, as well as the negative gross margin impact of the LiveArea related contract activity which generated gross margin in the three and nine months ended September 30, 2021 and, as described above, subsequent to the LiveArea Transaction was accounted for as pass-through revenue and pass-through costs in the three and nine months ended September 30, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.2 million for the three months ended September 30, 2022 compared to the corresponding period in 2021. The increase was primarily attributable to a $1.6 million loss recorded in the three months ended September 30, 2022 as a result of an early lease termination by us of our corporate headquarters in Allen, Texas, to reduce corporate overhead costs going forward, other income applicable to the transition services agreement related to the LiveArea Transaction included in the prior year period with no such income in the current year and costs related to the Company's ongoing strategic alternatives assessment process. These increases were substantially offset by a decrease in salaries and wages and a decrease in unallocated facility related expenses due to increased utilization.
Selling, general and administrative expenses increased $2.1 million for the nine months ended September 30, 2022 compared to the corresponding period in 2021. The increase was primarily attributable to a $1.6 million loss recorded in the nine months ended September 30, 2022 as a result of an early lease termination by us of our corporate headquarters in Allen, Texas, higher professional fees and other costs related to regaining SEC filing compliance, severance costs applicable to our ongoing efforts to optimize certain corporate functions and costs related to the Company's ongoing strategic alternatives assessment process. These increases were partially offset by a decrease in salaries and wages, a decrease in stock based compensation expense and a decrease in unallocated facility related expenses due to increased utilization.

Income Taxes
For the three months ended September 30, 2022, loss from continuing operations before income taxes was $5.9 million and income tax expense was $0.2 million resulting in an effective tax rate of (3.2)%. For the three months ended September 30, 2021, loss from continuing operations before income taxes was $5.7 million and income tax expense was $1.2 million resulting in an effective tax rate of (20.4)%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2022 and 2021 primarily due to state and foreign tax expense.
For the nine months ended September 30, 2022, loss from continuing operations before income taxes was $17.4 million and income tax expense was $0.7 million resulting in an effective tax rate of (4.0)%. For the nine months ended September 30, 2021, loss from continuing operations before income taxes was $11.4 million and income tax expense was $1.3 million resulting in an effective tax rate of (11.2)%. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2022 and 2021 primarily due to state and foreign tax expense.

Liquidity and Capital Resources
As of September 30, 2022, we have $140.4 million of cash and cash equivalents, no bank debt and only $0.1 million of finance leases. To obtain any necessary additional financing in the future, in addition to our current cash position, we continue to evaluate our needs in light of various financing alternatives potentially available including the sale of equity, utilizing capital or operating leases, or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. Our cash position is expected to satisfy our known operating cash needs, working capital and capital expenditure requirements, lease obligations, and loans to our subsidiaries, if needed, and expected distributions to shareholders for at least the next twelve months. However, our cash position could be impacted by increasing labor costs as a result of labor market shortages or inflation, our ability to adjust our overall cost structure to support a smaller remaining business following the completion of the LiveArea Transaction, and costs related to the Company's ongoing strategic alternatives assessment process.
On November 4, 2022, the Company's Board of Directors declared (i) a special cash dividend of $4.50 per share to holders of issued and outstanding shares of the Company’s Common Stock of record as of the close of business on December 1, 2022 (the “Special Dividend”), and (ii) a special dividend equivalent of $4.50 per share to the holders of all equity awards under the Company’s 2020 Stock Incentive Plan, as amended, granted and outstanding as of the close of business on December 1, 2022, payable in cash upon the achievement of applicable performance goals, vesting, and issuance of such equity awards pursuant to their specific terms. The Special Dividend is payable on December 15, 2022. The ex-dividend date will be November 30, 2022. The total Special Dividend (and special dividend equivalents) amount payable is approximately $111 million, of which approximately $9 million pertain to the special dividend equivalents.
Cash Flows from Operating Activities
During the nine months ended September 30, 2022, net cash used in operations was $1.5 million, compared to net cash used in operations of $3.2 million in the same period in 2021. The nine months ended September 30, 2022 and 2021 both included a net cash use related to operations before changes in operating assets and liabilities. Such cash use for both periods was partially offset by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections and vendor purchasing and payment activity, all of which fluctuated during our seasonal peak periods.
Cash Flows from Investing Activities
Cash used in investing activities include capital expenditures of $7.5 million and $4.8 million during the nine months ended September 30, 2022 and 2021, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases. Due to the net proceeds received from the LiveArea Transaction, the Company is now primarily using its existing cash to fund capital expenditures, whereas in the past the Company would utilize a combination of cash and debt. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in additions and upgrades to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $8.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity.

Cash Flows from Financing Activities
During the nine months ended September 30, 2022, cash used in financing activities was $2.0 million primarily resulting from taxes paid on behalf of employees on shares issued under stock-based compensation awards. Cash used in financing activities was $45.2 million during the nine months ended September 30, 2021, primarily driven by the repayment of the Company's Credit Agreement with Regions Bank with proceeds from the LiveArea Transaction.
Working Capital
During the nine months ended September 30, 2022, our working capital decreased to $145.7 million compared to $165.1 million at December 31, 2021, which was primarily a result of the losses incurred from operations, $7.5 million of capital expenditures and $2.3 million of tax withholding on shares issued under stock-based compensation awards in the nine months ended September 30, 2022.
Lease Obligations
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
Based upon this evaluation, and the above criteria, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2022.
Notwithstanding the previously identified material weaknesses described below, our management, including our CEO and CFO, concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP. However, because the material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements may not have been prevented or detected on a timely basis, the Company’s management concluded that at September 30, 2022, the Company’s internal control over financial reporting was ineffective.

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
We have not remediated the material weaknesses described above as of the date of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022.

Management’s Plan for Remediation
In response to these material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and implemented steps towards remediation of the material weaknesses. Specifically:
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
•The Company has engaged a third-party advisory accounting firm and hired additional temporary resources with requisite tax experience to fill needed roles and assist in proper accounting and financial reporting for income taxes. Management believes the Company has made significant progress improving controls related to preparation and review of our income tax provision and believes this material weakness will be remediated in 2022.
•Regarding the ITCG deficiencies, the Company has identified and implemented certain mitigating controls. Our remediation plan with respect to the ITGC deficiencies includes training of personnel tasked with reviewing IT system user access and segregation of duties risks. In addition, the Company is working with its third-party advisory firm to strengthen the design, execution and documentation of certain controls over user access and segregation of duties of certain IT systems. Management believes this material weakness will be remediated in 2022.
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
Other than discussed above, during the nine months ended September 30, 2022, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.

ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in our subsequent Quarterly Reports on Form 10-Q.
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

4.1.9
Amendment No. 9 to Rights Agreement, dated as of September 2, 2022 between the Company and Computershare Inc., successor in interest to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, LLC., as rights agent.

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

10.11	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.12*	Form of Executive Severance Agreement between the Company and Thomas J. Madden.

10.12.1*	Form of Amendment of Executive Severance Agreement with Thomas J. Madden.

10.12.2*	Form of Amendment to Change in Control Severance Agreement with Thomas J. Madden.

10.12.3	Change in Control Severance Agreement between the Company and Thomas J. Madden

10.20	Securities Purchase Agreement dated May 15, 2013 between the Company and transcosmos, inc.

10.44	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.

10.45	First Amendment to Lease Agreement between CCI-Millennium, LP and Priority Fulfillment Services, Inc. dated as of May 1, 2015

10.46**	Second Amendment to Lease Agreement between CCI-Millennium, LP and Priority Fulfillment Services, Inc. dated as of September 19, 2022

10.47	Guaranty of PFSweb, Inc. to CCI-Millennium, L.P.

10.48	Agreement, dated as of May 15, 2013, by and among PFSweb, Inc. and Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Benjamin Rosenzweig.

10.61	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.

10.63	Industrial Lease agreement dated June 30, 2016 by and between US Industrial Reit III – Midwest and Priority Fulfillment Services, Inc.

10.63.1	First Amendment to Lease by and between GPT Stateline Road Owner LLC (successor in interest to US Industrial REIT III-Midwest) and Priority Fulfillment Services, Inc. dated September 12, 2017

10.63.2
Second Amendment to Industrial Lease Agreement by and between GPT Stateline Road Owner LLC (successor in interest to US Industrial REIT III-Midwest) and Priority Fulfillment Services, Inc. dated August 2, 2021

10.82	Industrial Lease agreement dated March 18, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.82.1	First Amendment to Industrial Lease agreement dated June 1, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.82.2	Second Amendment to Industrial Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.87*	Employment Agreement by and between Priority Fulfillment Services, Inc., a Delaware corporation and Zach Thomann, dated as of May 17, 2020

10.88	Logistics Warehouse Lease Agreement between Weerts Logistic Park III NV and Supplies Distributors SA

10.89	Warehouse Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc.

10.89.1	First Amendment to Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc. dated as of May 3, 2021.

10.90	Warehouse Lease Agreement between Matter Cheyenne Logistics, LLC and Priority Fulfillment Services, Inc.

10.91*	2020 Stock and Incentive Plan.

10.96*	Form of 2020 STI Company Performance Based Cash Award.

10.97*	Form of 2020 STI Company Performance Based Share Award.

10.98*	Form of Amended and Restated 2020 LTI Performance Based Restricted Stock Unit Award.

10.99*	Form of Amended and Restated 2020 LTI Time Based Restricted Stock Unit Award.

10.100*	Form of Amended and Restated 2020 LTI TSR Performance Share Award Agreement.

10.102*	Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and Michael Willoughby.

10.103*	Transaction Retention Bonus Agreement by and between Zach Thomann and Priority Fulfillment Services, Inc. dated as of January 18, 2022.

10.104*	Form of Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and Thomas J. Madden

10.105*	Form of STI Company Performance Based Cash Award

10.106*	Form of STI Company Performance Based Share Award

10.107*	Form of LTI Performance Based Restricted Stock Unit Award

10.108*	Form of LTI Time Based Restricted Stock Unit Award

10.109*	Form of LTI TSR Performance Share Award

10.110*	Form of Deferred Stock Unit Award Agreement

10.111	Agreement for Lease between Mountpark Logistics EU 2017 23 S.A.R.L, Conexus Limited (now known as PFS Global Services UK Limited) and PFSweb, Inc., as Guarantor dated October 15, 2018

10.112	Lease between Mountpark Logistics EU 2017 23 S.A.R.L, Conexus Limited (now known as PFS Global Services UK Limited) and PFSweb, Inc., as Guarantor dated November 9, 2018

10.113	Industrial Building Lease between Priority Fulfillment Services, Inc. and Cheyenne Clayton DRI, LLC dated as of December 13, 2021

10.114**	Lease Agreement between CRP/AI Freeport Parkway Owner, L.P., as Landlord, and Priority Fulfillment Services, Inc., as Tenant dated September 29, 2022

10.115**	Lease Guaranty Agreement between Priority Fulfillment Services, Inc. as Tenant, and CRP/AI Freeport Parway Owner, L.P., as Landlord, PFSweb, INC., (“Guarantor”) dated September 29, 2022

10.116*	Executive Employment and Severance Agreement Amended and Restated by and between PFSweb, Inc. and Michael C Willoughby.

10.117*	Change of Control Agreement Amended and Restated by and between PFSweb, Inc. and Michael C Willoughby.

10.118*	Amendment to Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and Michael Willoughby.

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).

*    Denotes management or compensatory agreements
**    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2022

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President