Form 10-K
period 2022-12-31
PFSWEB INC
filed 2023-03-14
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
Form 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.                     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).    ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2022 (based on the closing price as reported by Nasdaq) was $208,074,243.
There were 22,892,012 shares of the registrant’s Common Stock outstanding as of March 6, 2023.

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
•economic, political and market conditions, including inflation and increased labor costs and interest rates;
•our ability to remain competitive;
•our client concentration of our business and existing client mix, their business volumes and the seasonality of their businesses;
•our ability to finalize pending client contracts and adhere to existing and new contract terms;
•our dependency upon key managers and personnel, retaining highly-skilled personnel and resources and our reliance on subcontracted services and third-party providers;
•foreign currency risks and other risks of operating in foreign countries including changes in foreign laws, regulations and trade policies;
•our ability to maintain effective controls over financial reporting in the future;
•our ability to realize the anticipated benefits of future acquisitions, dispositions or other strategic alternatives and manage the related potential business disruption and diversion of management attention;
•our ability to secure future financing on favorable terms to meet capital needs and growth of our business;
•our ability to maintain the security and privacy of our clients' and our own confidential data against the rise in cyber warfare, ransomware attacks and the like;
•our ability to comply with data privacy regulations;
•climate change and increased focus by governments, organizations, customers, and investors on sustainability issues, including those related to climate change and socially responsible activities;
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

PART I
Item 1.    Business
General
Unless otherwise indicated, all references to “PFSweb,” "PFS," “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation and its subsidiaries.
PFSweb, Inc., was incorporated in 1999 in the state of Delaware and maintains its corporate headquarters in Irving, Texas. All of our services are provided through our direct and indirect wholly-owned subsidiaries as noted above. In December 1999, PFSweb, Inc. consummated an initial public offering of its common stock and is listed for trading on Nasdaq Global Market under the symbol “PFSW.”
PFS is a premier eCommerce order fulfillment provider for consumer branded manufacturers, internet retailers, and distributors, bringing together technologies, systems and people to create exceptional post-click customer experiences that drive revenue and maximize the impact of its clients’ brands. PFS provides services to support or improve the physical, post-click experience, such as logistics and fulfillment, transportation management, customer care, and order-to-cash services including distributed order orchestration and payment services. We offer our services on an à la carte basis or as a bundled solution. In addition to services provided from our own operating facilities, PFS provides proprietary technology enablement products through RetailConnect from client owned/operated locations to facilitate multi-node, omni-channel and in-store retail commerce. Our clients turn to us to optimize their customer experiences and enhance their traditional and online business channels.
The services we offer are primarily organized into the following categories:
•Order Fulfillment
•Fulfillment-as-a-Service
•Order to Cash (Order Management as a Service)
•Customer Care
POST-CLICK COMMERCE SOLUTIONS
PFS serves as the “brand behind the brand” for companies seeking to increase order fulfillment and management and customer care efficiencies, drive customer engagement and growth, enter new markets or launch optimized sales channels. As a premier eCommerce order fulfillment provider, we offer scalable and cost-effective solutions for brand manufacturers, online retailers, and distributors across a wide range of industry segments to serve direct-to-consumer (DTC) and business-to-business (B2B) channels. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging our technology, expertise, and proven methodologies, we enable clients to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us, both as a consulting partner to assist them in the design of a retail eCommerce solution, as well as a virtual and physical infrastructure partner to provide the mission-critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure, and professional resources necessary to quickly implement their commerce objectives. We allow our clients to quickly and dramatically change how they “go-to-market” and service their customers.
Each client has a unique business model and unique strategic objectives that often require highly customized enterprise solutions. We support clients in a wide array of industries, including health, skincare, fragrance and beauty products, cosmetics, fashion apparel and accessories, footwear, luxury goods, consumer packaged goods, coins and collectibles, jewelry, housewares, computer and office products, among others. Clients turn to PFS for help in addressing a variety of business needs that include strategic consulting, customer care support, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, returns/reverse logistics, transportation management, and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers and reduce the overall time and costs associated with existing distribution channel strategies, while improving customer experience via value-added distribution solutions such as gift-wrapping and product personalization. Our clients are seeking DTC and B2B solutions that will provide them with dynamic supply chain and outsourcing efficiencies, while ultimately delivering a world-class, branded customer service experience.

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
Quickly Capitalize on Market Opportunities. We offer a collection of solutions focused on helping clients quickly assess opportunities that respond to the changing world of technology and assisting clients in harnessing innovation and brand experience through lean start-up methodologies. Our solutions empower clients to rapidly implement their supply chain and commerce strategies and take advantage of opportunities by utilizing our readily available advanced technology and physical infrastructure which facilitate a quick integration and implementation. The solution is designed to allow our clients to deliver consistent, quality service as transaction volumes grow and handle daily and seasonal peak periods. Our international locations allow our clients to expand the global reach of their products.
Elevate the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience, thereby maintaining and promoting brand loyalty. We create omni-channel commerce experiences designed to fit into and fuel a connected digital ecosystem. Our eCommerce solutions communicate seamlessly with client stores and varying applications. Through our use of advanced technology, we help our clients respond directly to customer inquiries by email, phone or live chat and assist them with online ordering and product information. We offer our clients a “world-class” level of service, including high-touch customer care services, detailed Customer Relationship Management (“CRM”) reporting, and exceptional order accuracy. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because of our technology, our clients benefit from being able to offer the latest in traditional customer communication and auto-response technology to their customers. Using data, we create customer relationship-building insights that drive both strategy and action. Our fulfillment facilities are designed for efficient multi-brand operations with an emphasis on creating branded fulfillment experiences featuring custom packaging, gift-wrapping, extensive personalization options and build-to-order and build-to-stock kitting and/or secondary packaging.
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
For some of our clients, we are the merchant of record for the orders we process through our infrastructure. Depending on the terms under these arrangements, we record service fee revenue, may own the accounts receivable and inventory and we may be compensated for all or a portion of our services through the resulting profit margin. In some of these client relationships, we purchase the inventory as the product is delivered to our facility. In other of these client relationships, the client retains ownership of inventory in our facility and we purchase and sell the inventory simultaneously with each individual customer sales transaction. In all of these cases, we seek inventory financing from our clients in the form of extended terms, working capital programs or marketing funds to help offset the working capital requirements that follow accounts receivable and inventory ownership.
Order Fulfillment
We design advanced distribution operations that streamline our clients’ supply chain process and offer a flexible fulfillment model. We differentiate ourselves through the value-added services we provide and creating branded solutions – more than the brown corrugated box. Our distribution centers are located in the Memphis, Tennessee area, Dallas, Texas, Las Vegas, Nevada, Toronto, Canada, Southampton, United Kingdom, and Liege, Belgium to provide strategically located fulfillment throughout North America and Europe.
Advanced Distribution Facilities and Infrastructure. An integral part of our solution is the warehousing and distribution of our clients’ inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack and audit packages. We generally make inventory available for sale within one business day of unloading. We pick, pack and ship customer orders and can provide customized packaging, customized monogramming, personalized laser engraving, high volume shrink packaging, inserts and promotional literature for distribution with customer orders. For many clients, we provide gift-wrapping services including unit level gifting, customized gift-wrapping paper, ribbon, gift-box and gift-messaging.
Our distribution facilities contain computerized sortation equipment, flexible mobile pick-to-light carts, powered material handling equipment and scanning and bar-coding systems. Our distribution facilities include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, as well as an automated package routing and a lighted paperless order fulfillment system. Our advanced distribution systems provide us with the capability to warehouse an extensive number of stock keeping units (“SKUs”), ranging from large high-end electronics to small cosmetic compacts. Our facilities are flexibly configured to process B2B and DTC orders from the same central location.
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
We are able to take advantage of a variety of shipping and delivery options, which range from next day service to zone skipping, to optimize transportation costs. Our facilities and systems are equipped with multi-carrier functionality, allowing us to integrate with all leading package carriers and regional freight providers while providing a comprehensive freight and transportation management offering to our clients.
We offer reverse logistics management services, including issuing return authorizations, return carrier shipping labels, receipt of product, crediting customer accounts and disposition of returned product. We also leverage strategic partnerships to provide our clients with access to distributed returns centers that collect, consolidate, report on and forward returned product to our central facilities allowing us to accelerate credits to our clients’ customers, reduce freight costs for our client, provide environmentally friendly options, improve customer service and reduce complexity and cost in our facilities from handling inbound returns.
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
Pop-Up Distribution Centers. Leveraging our CloudPick℠ solution, temporary fulfillment centers allow our clients’ eCommerce fulfillment networks to flex during peak periods with all the benefits of regional distribution nodes, without the long-

term capital costs. We can deploy full pick-pack-ship operations within weeks that run off a simple Wi-Fi network and our proprietary distributed order management technology. Deployed into any real estate space, this solution allows for temporary forward stock allocation to alleviate volume from the primary fulfillment center, shorten delivery times and lower shipping costs.
Fulfillment-as-a-Service. PFS has developed and deployed technology products that facilitate the omni-channel shopping experience. Our cloud-based RetailConnectSM Store Edition is designed to streamline the pick/pack/ship operation within a retail store. Our cloud-based solution allows retailers the ability to offer ship from store and Buy Online, Pick-up In Store (BOPIS) quickly and accurately, transforming a brick-and-mortar store into an efficient, omni-channel hub which optimizes inventory and improves customer satisfaction.
Order to Cash
Our order to cash service provides our clients with distributed order orchestration and payment processing. Our order to cash service features an Oracle-based, custom, scalable Distributed Order Management (“DOM”) technology platform built for DTC and B2B order processing with a variety of fully-integrated payment processing and fraud management platforms and technologies. Our order to cash service provides interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are integrated with our customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, live chat and other order receipt methods. As the information backbone for our total supply chain solution, our order to cash service can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings. In addition, for the B2B market, our service offering provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our service provides the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal system platforms and websites. By synchronizing these activities, we can capture and provide critical customer information, including:
•Statistical measurements critical to creating a quality customer experience, containing real-time order status, order exceptions, back-order tracking, allocation of product based on timing of online purchase and business rules, the ratio of customer inquiries to purchases, average order sizes and order response time;
•B2B supply chain management information critical to evaluating inventory positioning, for the purpose of improving inventory turns, and assessing product flow-through and end-user demand;
•Reverse logistics information, including customer response and reason for the return or rotation of product and desired customer action; and
•Detailed marketing information about what was sold and to whom it was sold, by location and preference.
Technology Collaboration. We have created a suite of technology services that enable buyers and suppliers to fully automate their business transactions within their supply chain using our order management interfaces. Our collaboration technologies operate in an open systems environment and feature the use of industry-standard JavaScript Object Notation ("JSON") or Extensible Markup Language (“XML”) and Service-Oriented Architecture (“SOA”) web services, enabling customized eCommerce solutions with minimal changes to a client’s systems or our systems. The result is a faster implementation process. We also support information exchange methods, such as Applicability Statement 2 (“AS2”), Secure File Transfer Protocol (“SFTP”), Electronic Data Interchange (“EDI”), Message Queue Series (“MQ Series”), Application Link Enabling (“ALE”), and Representational State Transfer / Simple Object Access Protocol (“REST/SOAP”) over Hyper Text Transfer Protocol Secure (“HTTPS”).
Information Management. We have the ability to communicate with and transfer information to and from our clients through a wide variety of technology services, including real-time web service enabled data interfaces, file transfer methods and electronic data interchange. Our distributed order orchestration systems are designed to capture, store and electronically forward to our clients critical information regarding customer inquiries and orders, product shipments, inventory status (for example, levels of inventory on hand, on back order, on purchase order and inventory due dates to our warehouse), payment reconciliation product returns and other information. Our clients are able to utilize inventory and order information for use in analyzing sales and marketing trends and introducing new products. We also offer customized reports and data analyses based upon specific client needs to assist them in their budgeting.
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
Customer Service Application. Through our web enabled iCommerce Agent application, our unique technology leverages the client’s website by wrapping the Customer Service Application around the existing website. Using iCommerce Agent, agents provide customer service functions, such as placing orders, checking order status, facilitating returns, initiating upsell and cross sell, managing escalations and gathering “voice of the customer” information to help our clients evolve with their customers’ changing needs. iCommerce Agent is fully integrated into the client’s website, our data analytics platform, and our order processing system, allowing full visibility into customer history and customer trends. Through this fully integrated system, we are able to provide a complete customer care solution in a contact center or on a license basis to our clients’ owned or outsourced contact centers.
Customer Assistance. An important feature of customer assistance is the ability for the customer to communicate with a live customer service representative. Our contact center services utilize features that integrate voice, email, standard mail and live chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our clients’ organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. We utilize technology that allows us to route each customer contact automatically to the appropriate customer care representative who is individually trained in the clients’ business and products.
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
Customer Self-Help. With the need for efficiency and cost optimization for many of our clients, we have integrated secure interactive voice response (“IVR”) as another option for customer contacts. IVR creates an “electronic workforce” with virtual agents that can assist customers with information at any time of the day or night. IVR allows for our clients’ customers to deal interactively with our order payment system to handle basic customer inquiries, such as account balance, order status, shipment status and customer satisfaction surveys. The inclusion of IVR in our service offering allows us to offer a cost-effective way to handle high volume, low complexity calls.

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
•Consumer branded manufacturers and retailers are focused on driving improvements in their online presence through incremental investments in their website presence and infrastructure to support evolving consumer buying patterns and requirements.
Supply Chain Management Trend
As companies maintain focus on improving their businesses and balance sheet financial ratios, significant efforts and investments continue to be made in identifying ways to maximize supply chain efficiency and extend supply chain processes. Working capital financing, vendor managed inventory, supply chain visibility software solutions, distribution channel skipping, direct-to-consumer eCommerce sales initiatives and complex upstream supply chain collaborative technology are products that manufacturers seek to help them achieve greater supply chain efficiency. Certain clients were impacted by supply chain issues in 2022 which made our ability to offer omni-channel solutions, which could optimize retail inventory for eCommerce orders, even more important. Additionally, our distribution center expansion into Las Vegas allows our clients to utilize a multi-node distribution strategy by leveraging multiple operations within PFS, which often shortens delivery times for product to our facilities as well as improves delivery times from our fulfillment network to the end consumer.
A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is determining how the trend toward increased omni-channel business activity will impact their traditional DTC commerce business models. Ship-from-store, pick-up-in-store, return-to-store and other omni-channel capabilities are becoming increasingly important processes to accommodate. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. We believe companies will continue to strategically plan for the impact that technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities. Additionally, B2B opportunities exist as companies look to leverage the technology and enhanced customer experience that currently exists within eCommerce channels, or co-locate their inventory and fulfill retail wholesale and DTC orders from a single location.
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
Typically, many outsourcing service providers are focused on a single function, channel or geography, such as information technology, contact center management, credit card processing, warehousing or package delivery, etc. This focus creates several challenges for companies looking to outsource more than one of these functions, including the need to manage multiple outsourcing service providers, to share information with service providers and to integrate that information into their internal systems. Additionally, the delivery of these multiple services must be transparent to the customer so the client maintains brand recognition and customer loyalty. Furthermore, traditional commerce outsourcers are frequently providers of domestic-only services versus international solutions. As a result, companies requiring global solutions must establish additional relationships with other outsourcing parties.
Another vital point for major brand name companies seeking to outsource is the protection of their brand. When looking for an outsourcing partner to provide order fulfillment solutions, brand name companies must find a company that can provide the same quality performance and superior experience their customers expect from their brands. Working with an outsourcing partner requires finding a partner that can maintain the consistency of their brand image, which is one of the most valuable intangible assets that recognized brand name companies possess.
Competition
We compete with eCommerce focused order fulfillment providers such as Radial and GEODIS (formerly OHL), as well as, depending on the client’s retail and/or supply chain strategy, Saddle Creek Logistics, Maersk (formerly Visible Supply Chain Management), Capacity Logistics, FedEx Supply Chain, GXO, OceanX, Kuehne + Nagel, and other “pure-play” fulfillment or contact center providers.
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
Although many of our competitors offer one or more of our services, we believe our primary competitive advantage is our ability to offer branded eCommerce operations, helping brands differentiate their DTC channel with consumer experiences that match their brand values.
We also compete on the basis of many other important additional factors, including:
•vertical industry expertise;
•bundled service offerings;
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
L’Oréal USA (health & beauty), ON (sporting goods/apparel), Thrive Causemetics (health & beauty), Kendra Scott (jewelry), PANDORA (jewelry), Moleskine (stationery), Champion (apparel), Procter & Gamble (consumer packaged goods), Shiseido Americas (health & beauty), The United States Mint (collectible coins), and Wimbledon (sports & lifestyle), among many others.
We target potential clients through an extensive integrated marketing program comprised of a variety of direct marketing techniques, email marketing initiatives, trade event participation, search engine marketing, public relations, social media, thought leadership, and a targeted outbound tele-sales lead generation model. We have also developed a global business development methodology which allows us to effectively showcase our various commerce service solutions and products. We also pursue strategic marketing alliances with consulting firms, private equity firms, technology companies, and other logistics providers to increase market awareness and generate referrals and customer leads.
Because of the highly complex nature of the solutions we provide, our clients demand significant competence and experience from a variety of different business disciplines during the sales cycle. As such, we often utilize a member of our executive team to lead the design and proposal development of each potential new client we choose to pursue. The executive is supported by a select group of highly experienced individuals from our professional services and operations groups with specific industry knowledge of, or experience with, the solutions development process. We employ a team of highly trained implementation managers whose responsibilities include the oversight and supervision of client projects and maintaining high levels of client satisfaction during the transition process between the various stages of the sales cycle and steady state operations.
Seasonality
We have historically experienced seasonality due to our client mix and their increased business volumes which are highest in our fourth quarter which coincides with the holiday retail peak season. We cannot predict the volume of sales of our clients or the impact of such seasonality of our clients or the sales they will implement during such peak season nor those of any future client business. We expect this seasonality to continue, or possibly increase in the future, which may cause fluctuations in our business operations and operating results. Increased online buying due to the COVID-19 pandemic restrictions drove substantially increased fulfillment volume starting in 2020 and sustaining through 2022.
Concentration of Clients
During 2022, two clients each represented more than 10% of the Company’s total revenues. These clients each represented $34.7 million, or 12%, of total revenues. During 2021, two clients each represented more than 10% of the Company’s total revenues. These clients represented $37.6 million, or 14%, and $31.6 million, or 11%, of total revenues. As of December 31, 2022 and December 31, 2021, one client exceeded 10% of the Company’s total accounts receivable at each period end.

Human Capital Resources
Workforce Composition and Diversity, Equity and Inclusion
Our business is operated by a diverse and global workforce, with employees in the following key geographies as of December 31, 2022:

Workforce Totals
North America:
United States	963
Canada	61
Total	1,024
Europe:
United Kingdom	97
Belgium	158
Total	255
Asia:
India	73
Total Employees	1,352
We believe that providing a diverse workplace that promotes mutual respect and inclusion for all employees is critical to our business success and to driving innovation and growth. Since 2018, all U.S. employees were trained on diversity and inclusion. In 2019, this training was expanded to our non-U.S. employees and managers. In 2020, we launched an expanded Diversity & Inclusion effort and hired a firm to help develop a phased approach to increase diversity and ensure inclusion. As part of this process, the Company is engaging its workforce and seeking feedback from various groups within the Company, including, but not limited to, women, African Americans, and LGBTQ employees, to better determine if there are areas within the Company that warrant changes. In 2021, we reviewed the data from the Organizational Culture Index with business leaders. We continue to work through the phased approach and believe this is an ongoing effort that will drive permanent change in our Company and our practices.
As of December 31, 2022 , our gender and racial/ethnic group representation for employees and management was as follows:

Employee Gender Diversity (Global)			Employee Ethnicity Diversity (U.S.)
	Employees	% of Total		Employees	% of Total
Male	500	37%	Non-POC*	228	24%
Female	707	52%	POC**	730	75%
Undisclosed	145	11%	Undisclosed	5	1%
Total	1,352		Total	963
*Non-People of Color (Non-POC): White
** People of Color (POC): Asian, Hispanic/Latino, Black/African American, Native American/Alaska Native or Native Hawaiian, and two or more races.

Employee Gender Diversity in Management (Global)			Employee Ethnicity Diversity in Management (U.S.)
	Employees	% of Total		Employees	% of Total
Male	130	56%	Non-POC*	78	43%
Female	90	39%	POC**	104	56%
Undisclosed	12	5%	Undisclosed	1	1%
Total	232		Total	183
*Non-People of Color (Non-POC): White
** People of Color (POC): Asian, Hispanic/Latino, Black/African American, Native American/Alaska Native or Native Hawaiian, and two or more races.
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
Talent Acquisition, Development and Retention.
We are focused on attracting the best employees, recognizing and rewarding their performance. The future success of our business initiatives relies heavily on our employees and in recruiting, hiring and training large numbers of skilled employees, and obtaining large numbers of hourly employees and temporary staff during peak periods for distribution and call center operations is critical to our ability to provide high quality services. To attract talented and experienced employees, we utilize multiple online search tools, specialized recruiting firms and temporary resourcing firms, as well as, an employee referral program to ensure a varied outreach approach for candidates.
Compensation, Benefits and Wellness.
We aim to offer marketable and competitive compensation and benefits to our employees relative to our industry and size. Varying by level, our compensation strategy is built around providing a mix of salary or hourly pay, cash based short-term incentives, and equity based long-term incentives to employees. In addition, we offer a comprehensive suite of health and retirement benefits, including medical, dental and prescription drug coverage, as well as paid parental leave, and 401(k) matching contributions. We have also instituted a Wellness Program to foster employee health, wellness, and engagement, which program includes fitness challenges and classes. We have attempted to maintain our Wellness Program with online course offerings for the majority of our employees that work from home. For employees based in the distribution centers, we provide free vaccines, and mobile health units (e.g. dental and mammograms).
Government Regulation
We are subject to significant and complex governmental laws and regulations, both in the United States and internationally, which requires and will continue to require significant expenditures to remain in compliance and may, depending on specific facts and circumstances, impact our competitive position.
Health and Safety
Our distribution center employees provide essential services to keep goods flowing to our clients' customers. Their protection and safety is important to us, and we are committed to providing a safe and healthy work environment for our employees, temporary employees, contractors and visitors. We expect all employees, temporary employees, contractors and visitors to share in this commitment for the mutual benefit of everyone. With the onset of COVID-19 pandemic in 2020 and the continuing and varied effects of the same, we began using a combination of protective measures and virtual communications to maintain a safe workplace environment including maintaining social distancing when possible. We continue to implement the recommended Center for Disease Control and Prevention (the “CDC”) guidelines in our distribution facilities.
Environmental, Social and Governance (ESG)
We recognize our responsibility to reduce environmental impact from our operations. We believe that solidifying our commitment to ESG efforts is a natural integration into our long-term corporate strategy and will enable us to better serve our stakeholders. In 2022, we entered a partnership with 3R Sustainability to develop a comprehensive Sustainability and ESG program. Through this partnership, we will:
•Identify and prioritize relevant ESG topics through a materiality assessment
•Establish a Sustainability Plan and ESG Strategic Roadmap
•Develop ESG reporting referencing the Global Reporting Initiative (GRI) and Sustainability Accounting Standards Board (SASB) frameworks
•Support the communications efforts around our ESG program
•Strategize in alignment with industry best practices and frameworks (SASB, TCFD and CDP)

Consumer and Data Protection Laws
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
In an effort to comply with these laws, internet service providers may increasingly block legitimate marketing emails. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and a time-intensive process, and we may be required to put in place additional mechanisms and training to ensure compliance with the new data protection rules in the future which could result in substantial compliance costs and could interfere with the conduct of our business.
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
The GDPR/U.K. GDPR imposes stringent data protection requirements and, where we are acting as a controller, includes requirements to provide detailed disclosures about how personal data is collected and processed, among many other requirements, along with complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures and audit. Where we act as a processor and process personal data on behalf of our clients, we are required to execute mandatory data processing clauses with those customers and maintain a record of data processing, among other requirements under the GDPR/U.K. GDPR. Further, in compliance with GDPR, we have adopted and transitioned to the European Commission’s new standard contractual clauses (“New SCCs”) to govern data transfers outside of the EU and have been updating our contracts to reference the New SCCs.
Additionally, we are subject to the California Consumer Privacy Act (“CCPA”), which came into effect in 2020 and increases privacy rights for California consumers and imposes obligations on companies that process their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act (“CPRA”), which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions became effective on January 1, 2023. Further, Virginia, Utah, Connecticut and Colorado have enacted state data protection and privacy laws requiring us to continually assess, update and review our policies for compliance. Please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K, specifically, "We process, store and use personal information and other confidential data that we must safeguard the security and privacy of in compliance with laws that govern such data, including governmental regulations in the U.S., E.U., U.K. and Canada and we may be liable for an actual or perceived failure to comply with such laws, regulations and contractual obligations which could result in significant liability."
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

is an important geography for us and we have structured our privacy and data protection compliance program based on the GDPR. As a result of Brexit, we have implemented and introduced practices in the U.K. to comply with the U.K. GDPR and ensure compliance with the International Data Transfer Addendum to the New SCCs for transfers of personal data occurring from the U.K. to other countries on or before March 21, 2024.
Lastly, we are subject to Payment Card Industry Data Security Standard (“PCI-DSS”), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We rely on vendors to handle PCI DSS matters and to ensure PCI-DSS compliance.
Where to Find More Information
Our website address is www.pfscommerce.com. Information contained on, or accessible from, our website is not incorporated by reference into this annual report and should not be considered part of this annual report or any filing we make with the United States Securities and Exchange Commission, or SEC. We file with, or furnish to, the SEC all our periodic filings and reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All of our filings with the SEC are made available, free of charge, through the investor relations section of this website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC or by mailing a written request to Investor Relations at PFSweb, Inc., 9250 N. Royal Lane, Suite 100, Irving, Texas 75063. Copies of any of our filings also can be obtained without charge from the SEC at www.sec.gov.

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
Our service fee revenue is primarily transaction based and fluctuates with the volume of transactions or level of sales of the products by our clients for whom we provide omni-channel services. If we are unable to retain existing clients or attract new clients, or if we dedicate significant resources to clients whose business does not generate revenues at projected levels or sufficient revenues, or whose products do not generate substantial customer sales, our business and financial condition may be materially adversely affected.
When making a proposal for clients, we rely on our estimates of costs and timing for delivering our services, which may be based on limited and incomplete data and could be inaccurate. Further, our ability to estimate service fee revenue for future periods is substantially dependent upon our clients’ and our own projections, the accuracy of which has been, and will continue to be, unpredictable. Therefore, our planning for client activity and targeted goals for service fee revenue and gross margin may be materially adversely affected by incomplete, delayed or inaccurate projections. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable and may affect the amount of revenue, profit and profit margin reported in any period.
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
We regularly hire a large number of part-time and seasonal workers, particularly during the fourth quarter holiday season and to meet temporary increases in client activity volume related to “flash sales,” promotions and other short-term marketing programs throughout our geographic locations. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, or inability to support our clients’ businesses, which could have a material adverse effect on our business, financial condition and results of operations. We may also hire more full-time and part-time employees to mitigate the risk of the unavailability of temporary workers, and our failure to maintain an appropriate mix of labor personnel may result in higher costs. Increases in minimum wage requirements and other competition for labor, could also substantially increase our labor costs. We experienced increased labor costs in 2022 and although we seek to preserve the contractual ability to pass through increases in labor costs to our clients, not all of our current contracts provide us with this protection, and we may enter into contracts in the future, which limit or prohibit our ability to pass through increases in labor costs to our clients.
Economic, political and market conditions including inflation and increased labor costs and interest rates may adversely affect our business, financial condition, and operating results.
Our business, financial condition and operating results are sensitive to changes in general economic conditions, including interest rates, recessionary periods or fear of recession, consumer confidence, unemployment rates, economic growth, supply chain disruptions, impacts of current geopolitical instability caused by the war in Ukraine, rates of inflation, in particular wage inflation and other macro-economic factors.
Our services are available across various industries and those utilizing ecommerce services, which may be vulnerable to weak economic conditions, inflation, and continuing supply chain disruptions. As a result, we may have greater difficulty in gaining new clients, and existing clients may be more likely to reduce or terminate services as economic activity slows impacting their business, reducing growth and slowing sales, which may also impact our clients' ability to pay for our services.
In 2022, the Company experienced and expects to continue to experience wage inflation across many of our geographic locations and in particular, the U.S. market. We have responded to these inflationary factors with cost reduction initiatives and price increases, which could also result in clients reducing or terminating services. Our inability and our clients' inability to respond to inflationary factors or control the effects of such factors could have an adverse impact on our business, operating results, and financial condition.
Weak economic and credit conditions may also adversely impact our clients' and vendors' financial liquidity, some of which may file for bankruptcy, or may experience cash flow or liquidity problems, or may be unable to obtain or refinance credit such that they may no longer be able to operate. Any of these could have an adverse impact on our business, operating results, and financial condition.
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
Our business is materially impacted by our client mix and the seasonality of their business as well as the concentration of our clients, including our focus on certain primary vertical industries. With a concentration of our revenue with certain clients and the concentration of clients in certain industries, our business may be more susceptible as a result of a loss of one or more clients and/or a single industry specific occurrence or change in law or regulation with respect to our client’s business. Further, based upon our current client mix and their current projected business volumes, we anticipate our highest service fee revenue will be recorded in our fourth quarter. We are unable to predict how the seasonality of future clients’ business may affect our quarterly revenue and whether the seasonality may change due to modifications to a client’s business. As such, we believe results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
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
Due to current general labor shortages, we have had increased risk applicable to retaining and hiring highly-skilled, competent and trained personnel. As a result, we need to attract and retain highly-skilled and technical personnel for whom there is intense competition in all our geographical areas of operation. Increasing wages and competition for skilled personnel worldwide may negatively impact our business and increase our costs. We cannot be certain that we will be able to attract and retain the personnel necessary for the continuing support of and growth of our business. The loss of any of our key personnel or our inability to attract and retain key employees in the future could materially harm and be disruptive to our business.
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

We process, store and use personal information and other confidential data that we must safeguard the security and privacy of in compliance with laws that govern such data, including governmental regulations in the U.S., E.U., U.K. and Canada and we may be liable for an actual or perceived failure to comply with such laws, regulations and contractual obligations which could result in significant liability.
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
GDPR and U.K. GDPR and the use of new Standard Contractual Clauses requires, among other things, that personal information only be transferred outside of the European Economic Area, or the U.K, if certain safeguards are taken to legitimize those data transfers. Recent and continuing legal developments in the E.U. and U.K. have created complexity and uncertainty regarding such transfers and could increase our compliance costs and adversely affect our business.
In the United States, we are subject to the CCPA, which imposes obligations on companies that process personal information for California consumers. Additionally, we are subject to CPRA, which expands the CCPA significantly, including by expanding consumers’ rights which became effective on January 1, 2023. We have taken what we believe are appropriate measures to implement CCPA and CPRA in our business activities, including establishing internal protocols and procedures as well as modifying our contracts accordingly. Further, Virginia, Utah, Connecticut and Colorado have enacted state data protection and privacy laws requiring us to continually assess, update and review our policies for compliance. We will likely see the continuing compliance impact of the new legislation and interpretations thereof and the evolving regulatory environment on our business activities with respect to the use and transfer of personal data. As we expand our operations, the CCPA, CPRA, state privacy laws and evolving consumer protection regulation may significantly increase our compliance costs and potential liability and could have a material adverse effect on our business.
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
Our information systems and those of our suppliers, third party providers, partners and clients are subject to the increasing threat and sophistication of intrusions by a wide range of actors, including computer crimes, industrial, state-sponsored, and/or economic espionage, or financial cyber extortion or fraud, especially with increasing political instability and unrest globally. These threats take many shapes and may be introduced through computer viruses, malicious code, ransomware, phishing and malware/spyware to our computers and networks or to an electronic system operated by a third party for our benefit. In addition, such tactics may also seek to cause payments between us and our clients or suppliers due to or from us or our clients to be misdirected to fraudulent accounts, which may not be recoverable.
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
•fluctuations in inflation and currency exchange rates;
•difficulties and expenses associated with localizing our services and operations to local markets, including language and cultural differences;
•difficulties in staffing and managing international operations, including complex and costly hiring, disciplinary and termination requirements;
•the impact upon our clients, international firms and global economies arising from Brexit and the continuing surrounding uncertainty and instability of the Trade and Cooperation Agreement (TCA) effective as of May 2021 between the U.K. and E.U., and the continuing political, economic and commercial impact on goods and services and travel, including related labor shortages and supply chain delays which could result in increased or decreased sales or revenues or an increase in costs of operations due to continuing uncertainty with import/export and immigration policies or other factors;
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
Under our indemnification provisions in the contracts that we enter into with our clients and business partners, we are generally required to defend against claims arising out of our infringement of third-party intellectual property rights and breach of contractual obligations. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In many instances, our indemnification obligations to our clients include the actions or omissions of our third-party service providers. Although we seek to limit our total liability under such provisions to either a portion of the value of the contract or a specified, agreed-upon amount, in some cases our total liability under such provisions is unlimited. Although in many cases our third party service providers indemnify us for their actions and omissions, such providers may dispute or be unable to satisfy their indemnification obligation to us. In addition, our indemnification obligation to our clients may be broader in scope, or may be subject to larger limitations of liability, than the indemnification obligation of our third party service providers to us. In most cases, the term of the indemnity provision is perpetual. If we are required to indemnify a claim in a material amount, or if a series of indemnification claims are in the aggregate a material amount, we may be required to expend significant resources to defend the claims, which may have a material adverse effect upon our business, results of operations and financial condition.
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
Our focus on developing a comprehensive Sustainability and ESG Program may increase our cost of revenue and hinder our growth and may result in heightened scrutiny from our clients, stockholders and other stakeholders of our ESG measures, activities, and decisions.
Investor advocacy groups, certain institutional investors, clients, stockholders, and stakeholders have focused increasingly on the environmental, social, and governance, or ESG, and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments and many of our client agreements provide contract provisions regarding the implementation of and reporting on ESG measures where noncompliance could lead to a right of termination. We recognize our responsibility to reduce environmental impact from our operations. We believe that solidifying our commitment to ESG efforts is a natural integration into our long-term corporate strategy and will enable us to better serve our stakeholders, including our clients. In 2022, we entered a partnership with 3R Sustainability to develop a comprehensive Sustainability and ESG program.
If our ESG practices do not meet client and stockholder expectations and standards (which are continually evolving and may emphasize different priorities than the ones we choose to focus on), or if our ESG practices do not live up to our own values or ESG- and sustainability-related goals or that of our clients, then our brand, reputation, and employee retention may be negatively impacted and clients could seek to terminate their contracts. It is possible that clients and stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and regulations and to achieve our sustainability goals. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our brand credibility, employee retention, and the willingness of our customers and suppliers to do business with us.
Further, ESG or sustainability regulations, standards, norms, or metrics are constantly evolving, and the potential cost of compliance is complicated and increased by states adopting or following different approaches. These evolving and inconsistent approaches may negatively impact us with necessitating changes to our program or the manner and nature of our disclosures, our program criteria and practices and substantially increase our cost for compliance and maintenance of our ESG program. Our clients and stakeholders may not agree with our changes or metrics of our ESG program and reduce or terminate our services or require us to make changes to our program at additional and/or substantial costs, all of which could negatively impact our brand, reputation, business, results of operations and financial condition.
Determinations under government audits could negatively affect our business or common share price.
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
Goodwill represented approximately $21.3 million of our total assets as of December 31, 2022. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and when factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for impairment include financial performance indicators, such as negative or declining cash flows or a decline in actual or planned revenue or earnings, and a sustained decrease in share price. A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill to be considered impaired and could result in a non-cash impairment charge in our consolidated statement of operations.
If our estimates relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for uncollectible accounts receivable, accounting for property, plant and equipment and definite-lived assets, stock-based compensation, income taxes and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.
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
As of December 31, 2022, our top three shareholders (including transcosmos, Inc., our largest shareholder) own or control approximately 37% of the voting power of our common stock. The interests of these shareholders may differ from our other shareholders in material respects. This concentration of voting power of our common stock may make it difficult for our other shareholders to approve or defeat matters that may be submitted for action by our shareholders, including the election of directors and amendments to our Certificate of Incorporation or Bylaws. This also may have the effect of deterring, delaying, or preventing a change in control, even when such a change in control could benefit our other shareholders. These shareholders may have the power to exert significant influence over our affairs in ways that may be adverse to the interests of our other shareholders.
The market price of our common stock may be volatile. You may not be able to sell your shares at or above the price at which you purchased such shares.
The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, announcements of dividends or material events, general conditions in our industry or the public marketplace and other events or factors, including the thin trading of our common stock. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many technology-related companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Further, our market price may be impacted by our compliance with the Nasdaq Stock Market LLC (“Nasdaq”) listing requirements, in which non-compliance could result in a reduction in our market price or delisting of our stock.
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
General Risks
In recent years we have identified material weaknesses in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and the price of our common stock, as well as lead to a loss of investor confidence in us.
We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. We currently rely on manual processes in some areas which increases our exposure to human error or intervention in reporting our financial results.
Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. As described in “Part II -"Item 9A, Controls and Procedures" of this Annual Report on Form 10-K in 2022 we remediated material weaknesses in internal controls over financial reporting that existed at December 31, 2021 that were previously reported in “Part II – Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for December 31, 2021. The material weaknesses identified did not result in any material adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.
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

We have made, and may make in the future, strategic acquisitions, divestitures or execute other strategic alternatives that may involve significant risks and uncertainties. We may not realize the anticipated benefits of past or future acquisitions and integration of these acquisitions may disrupt our business and divert management attention. Likewise, any future divestitures may be unsuccessful and negatively impact our business.
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
Across our business, we have implemented and continue several key measures to prioritize our employees’ health and safety in response to the pandemic. The majority of our contact center workforce remains in a work-from-home model, and in our distribution centers we continue to implement and adhere to CDC and global health regulations and guidelines.
While the COVID-19 pandemic has not had a material adverse impact on our operations to date, it is difficult to predict the extent of the potential economic impact, particularly in light of the continuing effects of COVID-19. The continuing economic impact may cause disruptions and severely impact our business or that of our clients including, but not limited to:
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
•increased operational risks as a result of continued remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;
•increased costs, including increased labor costs, personal protective equipment and increased and enhanced cleaning services; and
•continued volatility in market prices for our securities.
To the extent the duration of any of these conditions continue into the future, such could impact future revenues and the Company’s asset values, including goodwill and intangible assets.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our headquarters is co-located with our distribution center in Irving, Texas, a Dallas suburb, with aggregate space of more than 115,000 square feet. In the U.S., we operate a distribution facility in Memphis, Tennessee, with space of more than 442,000 square feet. We also operate two additional distribution facilities totaling an aggregate of approximately 650,000 square feet in Southaven, Mississippi. These facilities are located approximately ten miles from the Memphis International Airport. We operate two distribution centers near Las Vegas, Nevada with space of 177,000 square feet and 187,000 square feet, respectively.
Internationally, we have distribution operations in Ontario, Canada, with approximately 132,000 square feet, Southampton, U.K., with approximately 106,000 square feet and Liege, Belgium, with approximately 108,000 square feet.
We also lease an office facility in Bangalore, India. This facility provides primarily technology development, operations and administrative support.
We had customer service centers primarily in Dallas, Texas, Southampton, U.K., and Ontario, Canada, that have transitioned to remote work locations following the COVID-19 pandemic. Our second facility in Las Vegas, Nevada includes on-site call center operations. Our call center technology permits the automatic routing of calls to available customer service representatives in multiple locations.
We lease all of our distribution, office and other facilities under third party leases that generally contain one or more renewal options.
We believe that our facilities are suitable for their purpose, adequate to support their operations, and are in good operating condition.

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
As of March 6, 2023, there were 82 record holders of the common stock.
Dividend Policy
In November 2022, our Board of Directors declared a special cash dividend of $4.50 per share. Prior to this dividend, we had never declared or paid cash dividends on our common stock. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
We believe the following discussion and analysis provides information that is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:
•Overview of our business
•Key events during 2022;
•Our results of operations for 2022, as well as certain projections for the future;
•Our liquidity and capital resources;
•The impact of recently issued accounting standards on our financial statements; and
•Our critical accounting policies and estimates.

Overview
PFS is a premier eCommerce order fulfillment provider for consumer branded manufacturers, internet retailers, and distributors, bringing together technologies, systems and people to create exceptional post-click customer experiences that drive revenue and maximize the impact of its clients’ brands. PFS provides services to support or improve the physical, post-click experience, such as logistics and fulfillment, transportation management, customer care, and order-to-cash services including distributed order orchestration and payment services. We offer our services on an à la carte basis or as a bundled solution. In addition to services provided from our own operating facilities, PFS provides proprietary technology enablement products through RetailConnect from client owned/operated locations to facilitate multi-node, omni-channel and in-store retail commerce. Our clients turn to us to optimize their customer experiences and enhance their traditional and online business channels.
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
We currently provide services to clients that operate in a range of vertical markets across DTC and B2B channels. These industries include health, skincare, fragrance and beauty products, cosmetics, fashion apparel and accessories, footwear, luxury goods, consumer packaged goods, coins and collectibles, jewelry, housewares, computer and office products, among others. In the Service Fee model, we typically charge for our services on a time and material basis, a cost-plus basis, a percent of shipped revenue basis, project or retainer basis for our professional services or a per transaction basis, such as a per labor hour basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including, but not limited to, our labor costs, the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, order volume, geography served and the length of contract.
Many of our service fee contracts involve third-party vendors who provide additional services, such as package delivery. The costs we are charged by these third-party vendors for these services are often passed on to our clients. Our billings for reimbursements of these costs and other ‘out-of-pocket’ expenses primarily include shipping and handling costs, telecommunication charges and travel and are included in pass-through revenue.
Certain client contracts supported by the LiveArea segment were not fully transferred to the buyer as part of the LiveArea Transaction. Subsequent to the LiveArea Transaction Date, PFS is acting as a prime contractor for these certain client contracts and the related services are being provided by the former LiveArea business as a subcontractor of PFS. The services provided under these client contracts are currently being managed by PFS, and as such, the related service fee revenues, costs of revenues and gross profit previously generated by this LiveArea related activity have been included in our continuing operations during the year ended December 31, 2021. Subsequent to the LiveArea Transaction in August 2021, revenue billed and costs incurred under this contractor-subcontractor relationship are recorded as pass-through revenue and pass-through costs for as long as such contracts continue to be managed directly by PFS.
Agent (Flash) Model. As an additional service, we offer the Agent, or Flash, financial model, in which our clients maintain ownership of the product inventory stored at our locations as in the Service Fee model. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we simultaneously re-sell the product to the customer. The “flash” model establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for the clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue net of cost of product revenue as a component of service fee revenue in our consolidated statement of operations.
Retail Model. We also provide a Retail model which allows us to purchase inventory from the client. We place the initial and replenishment purchase orders with the client and take ownership of the product either upon shipment to or delivery to our facility. In this model, depending on the terms of our client arrangements, we may own the inventory and the accounts receivable arising from our product sales. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. Depending on the terms of our client arrangements in the Retail model, we record in our consolidated statement of operations either: 1) product revenue as a component of product revenue, or 2) product revenue net of cost of product revenue as a component of service fee revenue. In general, we seek to structure client relationships in our Retail model under the net revenue approach to more closely align with our service fee revenue financial presentation and mitigate inventory ownership risk. This business model generally requires additional working capital, for which we have credit available through credit terms provided by our clients and these relationships are often driven by the sales and marketing efforts of the manufacturers, retailers, and third-party sales partners.
Pass-through revenue - Revenues earned related to freight distribution services provided by the Company and are fully offset by the cost of pass-through revenues as described below.
Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our company is driven by two main elements: new client relationships and organic growth from existing clients. We primarily focus our sales efforts on larger contracts with brand-name companies within four primary target markets of health and beauty, jewelry and collectibles, fashion, and consumer packaged goods. We focus our sales efforts on both new clients and also on existing clients where we believe opportunity exists to expand a client relationship to include additional services and/or services across multiple geographies. We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield incremental gross profit, we also expect to incur incremental investments in technology development, operational and support management and sales and marketing expenses to help generate growth.
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
Selling, General and Administrative expenses - consists of expenses such as compensation and related expenses for sales and marketing staff, distribution costs (excluding freight) applicable to certain Retail Model engagements, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs, certain depreciation and amortization expenses, stock compensation expense and restructuring and other costs.
Monitoring and controlling our available cash balances and our expenses continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth.
Key Events
On July 2, 2021, the Company entered into a definitive agreement to sell our LiveArea professional services business unit ("LiveArea") for approximately $250.0 million in cash, subject to certain adjustments and customary closing conditions including receipt of regulatory approvals (the "LiveArea Transaction"). The LiveArea Transaction closed on August 25, 2021 ("the LiveArea Transaction Date"). As of June 30, 2021, the criteria for reporting LiveArea as a discontinued operation were met; as such, the LiveArea segment has been presented as a discontinued operation beginning with the Company's Form 10-Q for the quarterly period ended June 30, 2021. Unless otherwise specified, the financial information and discussion in this Form 10-K are based on our continuing operations and exclude any results of our discontinued operations (i.e., LiveArea).
See Note 3. Discontinued Operations to the consolidated financial statements included in this Form 10-K for additional information on our discontinued operations.
On November 4, 2022, the Company's Board of Directors declared (i) a special cash dividend of $4.50 per share to holders of issued and outstanding shares of the Company’s Common Stock of record as of the close of business on December 1, 2022 (the “Special Dividend”), and (ii) a special dividend equivalent of $4.50 per share, to the holders of all equity awards under the Company’s Stock and Incentive Plans, as amended and restated, granted and outstanding as of the close of business on December 1, 2022, payable in cash upon the achievement of applicable performance goals, vesting, and issuance of such equity awards pursuant to their specific terms. The Special Dividend was paid on December 15, 2022 for a total cash payment of $102.1 million to shareholders on record. Certain dividend equivalents were deemed a modification of the stock based award and the Company recognized $1.6 million of incremental compensation expense during the year ended December 31, 2022, which is recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss). At December 31, 2022, the Company had $7.3 million accrued for the dividend equivalents payable, of which $6.9 million and $0.4 million are included in accrued expenses and other liabilities, respectively, on the consolidated balance sheet.
See Note 8. Stock and Stock Options to the consolidated financial statements included in this Form 10-K for additional information on the Special Dividend.
COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic (and any variants thereof) on all aspects of our business. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, the future impacts of new variants of the COVID-19 strain and any continuing and/or additional future economic impacts as a result are still uncertain, especially as the pandemic continues. We have experienced labor rate increases in certain of our markets for fulfillment activities and labor shortages in all markets. We believe this will continue and will impact our overall fulfillment related costs and staffing. In the interim, we are leveraging our multi-node network and distributing work to our distribution centers with more available labor and/or lower costs, implementing certain productivity enhancements, working together with our clients to reduce costs, and offsetting the cost increases with price increases where necessary.
We have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees and adjusted our operations wherever necessary to help ensure a safe environment for our staff across business functions. As a result of the impact of COVID-19, many businesses continue to experience short-term or long-term liquidity issues. Based on our current expectations, we believe we have the appropriate financial structure in place to support our own business operations through the foreseeable future. However, we do expect potential risk from the viability of clients and their ability to make payments on time. We have and will continue to closely monitor our clients’ financial results, payment patterns and business updates in an effort to minimize any potential credit risk impact.
For the years ended December 31, 2022 and 2021, costs related to the COVID-19 pandemic, excluding hourly wage rate related labor cost increases, were not material. We will continue to monitor these for potential impacts to future cash flow.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company made use of the allowance granted under section 2302 of the CARES Act, which permits employers to forgo timely payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, without penalty or interest charges. We elected this option and it resulted in deferred payments totaling $3.7 million in calendar year 2020, of which half was due and paid in December 2021 and the remainder was due and paid in December 2022. Similarly, the U.K. and Belgium governments had granted businesses the option to defer the payment of certain value-added tax ("VAT") amounts. We elected to take advantage of the options available to us but the effects were immaterial and all amounts were fully paid as of December 31, 2022.
Operating Results
The following table discloses certain financial information about our continuing operations for the periods presented, and excludes results of our discontinued operations. The financial information is expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

			Change		% of Total Revenues
	2022	2021	$	%	2022		2021
Revenues:
Service fee revenue	$200,034	$195,516	$4,518	2.3%	67.8%		70.5%
Product revenue, net	3,333	17,612	(14,279)	(81.1)%	1.1%		6.4%
Pass-through revenue	91,755	64,174	27,581	43.0%	31.1%		23.1%
Total revenues	295,122	277,302	17,820	6.4%	100.0%		100.0%
Cost of Revenues:
Cost of service fee revenue	156,365	146,311	10,054	6.9%	78.2%	(1)	74.8%
Cost of product revenue	3,059	16,580	(13,521)	(81.6)%	91.8%	(2)	94.1%
Cost of pass-through revenue	91,755	64,174	27,581	43.0%	100.0%	(3)	100.0%
Total costs of revenues	251,179	227,065	24,114	10.6%	85.1%		81.9%
Service fee gross profit	43,669	49,205	(5,536)	(11.3)%	21.8%	(1)	25.2%
Product revenue gross profit	274	1,032	(758)	(73.4)%	8.2%	(2)	5.9%
Total gross profit	43,943	50,237	(6,294)	(12.5)%	14.9%		18.1%
Selling, general and administrative expenses	63,957	61,040	2,917	4.8%	21.7%		22.0%
Loss from operations	(20,014)	(10,803)	(9,211)	85.3%	(6.8)%		(3.9)%
Interest (income) expense, net	(1,426)	879	(2,305)	(262.2)%	(0.5)%		0.3%
Loss on extinguishment of debt	—	426	(426)	—%	—%		0.2%
Loss from continuing operations before income taxes	(18,588)	(12,108)	(6,480)	53.5%	(6.3)%		(4.4)%
Income tax expense, net	1,617	1,530	87	5.7%	0.5%		0.6%
Net loss from continuing operations	$(20,205)	$(13,638)	$(6,567)	48.2%	(6.8)%		(4.9)%
(1)Represents the percentage of Service fee revenue.
(2)Represents the percentage of Product revenue, net. See discussion on the following page on Product Revenue decrease due to Ricoh business change.
(3)Represents the percentage of Pass-through revenue.

Total revenues for the year ended December 31, 2022 increased by $17.8 million compared with the prior year. Service fee revenue for the year ended December 31, 2022 increased by $4.5 million compared to the prior year. Excluding the impact on service fee revenue of certain contracts shared with LiveArea in the prior year periods (as described below), the Company's service fee revenue increased $13.3 million for the year ended December 31, 2022. The increases in service fee revenue were primarily driven by new client activity and expansion of existing client relationships that were partially offset by the impact of certain client terminations and the impact of foreign currency exchange rates.
Certain client contracts supported by the LiveArea segment were not fully transferred to the buyer as part of the LiveArea Transaction. Subsequent to the LiveArea Transaction Date, PFS is acting as a prime contractor for these certain client contracts and the related services are being provided by the former LiveArea business as a subcontractor of PFS. The services provided under these client contracts are currently being managed by PFS, and as such, the related service fee revenues, costs of revenues and gross profit previously generated by this LiveArea related activity have been included in our continuing operations during the year ended December 31, 2021. Subsequent to the LiveArea Transaction in August 2021, revenue billed and costs incurred under this contractor-subcontractor relationship are recorded as pass-through revenue and pass-through costs for as long as such contracts continue to be managed directly by PFS. As of December 31, 2022, there is only one remaining contract relationship where LiveArea continues to operate as a subcontractor to PFS. Service fee revenues generated under these contracts applicable to our former LiveArea segment of $8.8 million is included in service fee revenue in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021, with no service fee revenues for these contracts in the year ended December 31, 2022.
Product revenue, net, for the year ended December 31, 2022 decreased by $14.3 million compared with the prior year. Product revenue declined as it was primarily dependent on one client, Ricoh, which restructured its operations and discontinued certain product lines. Effective March 2022, our agreement with Ricoh was terminated and as a result our product revenue model with this client was discontinued.
Pass-through revenue for the year ended December 31, 2022 increased by $27.6 million compared to the prior year. The increase is primarily due to increased freight activity (the primary component of pass-through revenue) applicable to certain client accounts and the increase of approximately $11.1 million for the year ended December 31, 2022 compared to the prior year from pass-through revenue of certain contracts shared with LiveArea (as noted above).
Gross margin decreased to 14.9% for the year ended December 31, 2022 as compared to 18.1% in the prior year. The decreased gross margin is due to a decrease of our service fee margin to 21.8% for the year ended December 31, 2022 as compared to 25.2% in the prior year, primarily as a result of increased fulfillment labor costs, which were partially offset by certain price increases. We continue to implement actions to offset labor costs, including leveraging our multi-node network and distributing work to our centers with more available labor and/or lower costs, implementing certain productivity enhancements, working with our clients to reduce costs, and offsetting the cost increases with price increases where necessary. Additionally, our comparative gross margin for the year ended December 31, 2022 versus the prior year was negatively impacted by reduced levels of both technology-related project activity and other higher margin non-fulfillment related activity, as well as the negative gross margin impact of the LiveArea related contract activity which generated gross margin in the prior year and, as described above, subsequent to the LiveArea Transaction was accounted for as pass-through revenue and pass through costs in the year ended December 31, 2022.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.9 million for the year ended December 31, 2022 compared to the prior year. The increase was primarily attributable to a $1.6 million loss recorded in the three months ended September 30, 2022 as a result of an early lease termination of our corporate headquarters in Allen, Texas to reduce corporate overhead costs going forward, professional fees and other costs related to regaining SEC filing compliance, a reduction in other income applicable to the transition services agreement related to the LiveArea Transaction included in the prior year period and costs related to the Company's ongoing strategic alternatives assessment process. These increases were substantially offset by a decrease in salaries and wages due to reduction in personnel and a decrease in unallocated facility related expenses due to increased utilization.
Income Taxes
For the year ended December 31, 2022, loss from continuing operations before income taxes was $18.6 million and income tax expense was $1.6 million resulting in an effective tax rate of (8.7)%. For the year ended December 31, 2021, loss from continuing operations before income taxes was $12.1 million and income tax expense was $1.5 million resulting in an effective tax rate of (12.6)%. The variation in effective tax rates from the U.S. federal statutory rate for the years ended December 31, 2022 and 2021 was primarily due to state and foreign tax expense.

Discontinued Operations
See Note 3. Discontinued Operations to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for information regarding discontinued operations.
Liquidity and Capital Resources
As of December 31, 2022, we have $30.0 million of cash and cash equivalents, no bank debt outstanding, only $0.1 million of finance lease obligations and $7.3 million of dividend equivalents payable as described below. Our cash position is expected to satisfy our known operating cash needs, working capital and capital expenditure requirements, lease obligations, and loans to our subsidiaries, if needed, and expected distributions to shareholders for at least the next twelve months. However, our cash position could be impacted by the overall economic environment and its impact on our business activity, the increasing labor costs as a result of labor market shortages or inflation, our ability to adjust our overall cost structure to support a smaller remaining business following the completion of the LiveArea Transaction, and costs related to the Company's ongoing strategic alternatives assessment process.
On November 4, 2022, the Company's Board of Directors declared (i) a special cash dividend of $4.50 per share to holders of issued and outstanding shares of the Company’s Common Stock of record as of the close of business on December 1, 2022 (the “Special Dividend”), and (ii) a special dividend equivalent of $4.50 per share, to the holders of all equity awards under the Company’s Stock and Incentive Plans, as amended and restated, granted and outstanding as of the close of business on December 1, 2022, payable in cash upon the achievement of applicable performance goals, vesting, and issuance of such equity awards pursuant to their specific terms. The Special Dividend was paid on December 15, 2022 for a total cash payment of $102.1 million. At December 31, 2022, the Company had $7.3 million accrued for the dividend equivalents payable, of which $6.9 million and $0.4 million are included in accrued expenses and other liabilities, respectively, on the consolidated balance sheet.
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
Cash Flows from Operating Activities
During the year ended December 31, 2022, net cash used in operations was $7.6 million compared to net cash used in operations of $42.7 million in the prior year. The cash used in operations in the prior year includes $35.8 million of income tax payments primarily related to the LiveArea Transaction. The years ended December 31, 2022 and 2021 both included a net cash use related to operations before changes in operating assets and liabilities. Such cash use increased in both periods by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections and vendor purchasing and payment activity, all of which fluctuated during our seasonal peak periods.
Cash Flows from Investing Activities
Cash used in investing activities was $10.3 million for the year ended December 31, 2022 compared to cash provided by investing activities of $228.8 million during the year ended December 31, 2021, which included $236.4 million proceeds from LiveArea Transaction, net of cash divested. Capital expenditures were $10.4 million and $7.6 million for the years ended December 31, 2022 and 2021, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of technology and fulfillment related equipment purchases. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in additions and upgrades to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $8.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or equity financing.

Cash Flows from Financing Activities
During the year ended December 31, 2022, cash used in financing activities was $103.8 million primarily resulting from the $102.1 million special cash dividend payment in December 2022 and $2.3 million taxes paid on behalf of employees on shares issued under stock-based compensation awards. Cash used in financing activities was $44.5 million during the year ended December 31, 2021, primarily driven by the repayment of the Company's Credit Agreement with Regions Bank with proceeds from the LiveArea Transaction.
Working Capital
During the year ended December 31, 2022, our working capital decreased to $42.1 million compared to $165.1 million at December 31, 2021, which was primarily driven by the $102.1 million special cash dividend payment in December 2022, losses incurred from operations, $10.4 million of capital expenditures and $2.3 million of tax withholding on shares issued under stock-based compensation awards in the year ended December 31, 2022.
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
Revenue Recognition
We derive revenue primarily from services provided under contractual arrangements with our clients or, to a lesser extent, from the sale of products under our distributor agreements. We recognize revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), when control of the promised goods or services is transferred to our clients and customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.
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
The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one combined arrangement or separate agreements for revenue recognition purposes. In order to reach appropriate conclusions regarding whether such agreements should be combined, the Company evaluates whether the agreements were negotiated as a package with a single commercial objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the good or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the identification of distinct performance obligations, allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements
Our service fee revenue primarily relates to our order to cash, fulfillment, customer care, consulting and technology services.
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
Our performance obligations typically consist of standing ready to provide a service over a contract term. As such, our performance obligations within service fee revenue across the company are generally transferred to clients over time. A time-elapsed output measure is used to determine progress, with individual time increments representing a single series performance obligation. Variable consideration, including discounts, rebates, incentives, penalties and other similar items, charged within these contracts is allocated to the individual reporting period in which the service was provided. The Company has determined that the above method provides a reasonable depiction of the transfer of services to the client.
We perform set-up and integration services to support our fulfillment activities. When we determine these set-up and integration services do not meet the criteria for recognition as a separate performance obligation, any start up fees received represent a non-refundable up-front fee and are allocated to the other performance obligations within that contract. The Company recognizes revenue for non-refundable upfront implementation fees on a straight-line basis over the period between the initiation of the services through the end of the contract term or estimated client benefit period, if longer. Related costs are capitalized as costs to fulfill the contract and are recognized over the expected performance period.
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
Stock Compensation
We utilize our Company’s Stock and Incentive Plans, as amended and restated, (the "Employee Plans") to help attract, retain and incentivize qualified executives, key employees and non-employee directors to increase our shareholder value and help build and sustain growth. The Employee Plans provide for the granting of incentive awards in a variety of forms, such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards.
Compensation cost is measured based on the grant date fair value of the award. Depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis, net of actual forfeitures as they occur, over the requisite service period of each award.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
PFSweb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PFSweb, Inc. and subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2023 expressed an unqualified opinion.

Basis for Opinion

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
/s/ Whitley Penn, LLP
We have served as the Company's auditor since 2022.
Dallas, Texas
March 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
PFSweb, Inc.
Irving, TX

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of PFSweb, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company's auditor from 2015 to 2022.
Dallas, Texas
May 9, 2022

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(In thousands, except share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$30,034	$152,332
Restricted cash	—	214
Accounts receivable, net of allowance for doubtful accounts of $365 and $867 at December 31, 2022 and December 31, 2021, respectively	82,540	78,024
Inventories, net of reserves of $— and $57 at December 31, 2022 and December 31, 2021, respectively	—	3,133
Other receivables	9,578	7,005
Prepaid expenses and other current assets	7,665	7,244
Total current assets	129,817	247,952
Property and equipment, net	20,888	19,315
Operating lease right-of-use assets, net	30,841	35,370
Goodwill	21,310	22,218
Other assets	1,806	1,611
Total assets	$204,662	$326,466
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$38,518	$36,450
Accrued expenses	36,973	31,643
Current portion of operating lease liabilities	8,284	10,104
Current portion of finance lease obligations	72	222
Deferred revenue	3,906	4,391
Total current liabilities	87,753	82,810
Finance lease obligations, less current portion	22	89
Deferred revenue, less current portion	870	833
Operating lease liabilities	25,478	30,393
Other liabilities	4,315	2,565
Total liabilities	118,438	116,690

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 22,725,116 and 22,131,546 issued at December 31, 2022 and December 31, 2021, respectively; and 22,691,649 and 22,098,079 outstanding at December 31, 2022 and December 31, 2021, respectively	23	21
Additional paid-in capital	180,353	177,511
Retained earnings (accumulated deficit)	(90,893)	33,522
Accumulated other comprehensive loss	(3,134)	(1,153)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	86,224	209,776
Total liabilities and shareholders’ equity	$204,662	$326,466
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31
(In thousands, except per share data)

	2022	2021
Revenues:
Service fee revenue	$200,034	$195,516
Product revenue, net	3,333	17,612
Pass-through revenue	91,755	64,174
Total revenues	295,122	277,302
Costs of Revenues:
Cost of service fee revenue	156,365	146,311
Cost of product revenue	3,059	16,580
Cost of pass-through revenue	91,755	64,174
Total costs of revenues	251,179	227,065
Gross profit	43,943	50,237
Selling, general and administrative expenses	63,957	61,040
Loss from operations	(20,014)	(10,803)
Interest (income) expense, net	(1,426)	879
Loss on extinguishment of debt	—	426
Loss from continuing operations before income taxes	(18,588)	(12,108)
Income tax expense, net	1,617	1,530
Net loss from continuing operations	(20,205)	(13,638)

Income from discontinued operations before income taxes	180	196,508
Income tax (benefit) expense, net	(3,467)	35,636
Net income from discontinued operations	3,647	160,872

Net income (loss)	$(16,558)	$147,234

Basic earnings (loss) per share:
Net loss from continuing operations per share	$(0.89)	$(0.64)
Net income from discontinued operations per share	0.16	7.51
Basic earnings (loss) per share	$(0.73)	$6.87
Diluted earnings (loss) per share:
Net loss from continuing operations per share	$(0.89)	$(0.64)
Net income from discontinued operations per share	0.16	7.51
Diluted earnings (loss) per share	$(0.73)	$6.87
Weighted average number of shares outstanding:
Basic	22,664	21,410
Diluted	22,664	21,410
Comprehensive income
Net income (loss)	$(16,558)	$147,234
Foreign currency translation adjustment, net of taxes	(1,981)	(497)
Reclassifications of foreign currency translation adjustment realized upon disposal of business	—	(327)
Total comprehensive income (loss)	$(18,539)	$146,410
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2020	20,408,558	$20	$168,244	$(113,712)	$(329)	33,467	$(125)	$54,098
Net income	—	—	—	147,234	—	—	—	147,234
Stock-based compensation expense	—	—	9,398	—	—	—	—	9,398
Exercise of stock options	526,467	—	3,030	—	—	—	—	3,030
Issuance of shares under stock-based compensation awards	1,196,521	1	—	—	—	—	—	1
Taxes paid on behalf of employees for withheld shares	—	—	(3,161)	—	—	—	—	(3,161)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(824)	—	—	(824)
Balance, December 31, 2021	22,131,546	$21	$177,511	$33,522	$(1,153)	33,467	(125)	$209,776
Net loss	—	—	—	(16,558)	—	—	—	(16,558)
Stock-based compensation expense	—	—	4,321	—	—	—	—	4,321
Exercise of stock options	137,287	—	777	—	—	—	—	777
Issuance of shares under stock-based compensation awards	456,283	2	(2)	—	—	—	—	—
Taxes paid on behalf of employees for withheld shares	—	—	(2,254)	—	—	—	—	(2,254)
Common stock dividend	—	—	—	(102,112)	—	—	—	(102,112)
Dividend equivalents declared	—	—	—	(5,745)	—	—	—	(5,745)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(1,981)	—	—	(1,981)
Balance, December 31, 2022	22,725,116	$23	$180,353	$(90,893)	$(3,134)	33,467	$(125)	$86,224

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2022	2021
Cash flows from operating activities:
Net income (loss)	$(16,558)	$147,234
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,556	8,074
Loss on early extinguishment of debt	—	426
Gain on LiveArea Transaction	(180)	(200,817)
Loss on lease modification	1,624	—
Deferred income taxes	986	2,527
Stock-based compensation expense	5,928	9,398
Other	132	132
Changes in operating assets and liabilities:
Accounts receivable	(5,854)	(19,243)
Inventories	3,126	481
Prepaid expenses, other receivables and other assets	(3,327)	(1,851)
Operating leases	(3,728)	11
Trade accounts payable, deferred revenue, accrued expenses and other liabilities	2,720	10,977
Net cash used in operating activities	(7,575)	(42,651)

Cash flows from investing activities:
Purchases of property and equipment	(10,355)	(7,614)
Proceeds from LiveArea Transaction, net of cash divested	—	236,358
Proceeds from sale of property and equipment	41	45
Net cash provided (used) by investing activities	(10,314)	228,789

Cash flows from financing activities:
Net proceeds from issuance of common stock	777	3,030
Taxes paid on behalf of employees for withheld shares	(2,254)	(3,161)
Common stock dividend	(102,112)	—
Payments on finance lease obligations	(191)	(871)
Payments on revolving loan	—	(160,181)
Borrowings on revolving loan	—	126,681
Payments on other debt	—	(10,051)
Borrowings on other debt	—	49
Net cash used in financing activities	(103,780)	(44,504)

Effect of exchange rates on cash and cash equivalents	(843)	(53)
Net increase (decrease) in cash and cash equivalents	(122,512)	141,581

Cash and cash equivalents, beginning of period	152,332	10,359
Restricted cash, beginning of period	214	214
Cash and cash equivalents of discontinued operations, beginning of period	—	392
Cash and cash equivalents and restricted cash, beginning of period	152,546	10,965

Cash and cash equivalents, end of period	30,034	152,332
Restricted cash, end of period	—	214
Cash and cash equivalents and restricted cash, end of period	$30,034	$152,546

Supplemental cash flow information
Cash received for income taxes	$4,827	$—
Cash received for interest income	1,518	24
Cash paid for income taxes	7,192	35,776
Cash paid for interest	10	766
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	13	2,193
Operating lease right-of-use assets acquired under operating lease liabilities	6,884	16,811
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Description of the Company
PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company,” "PFSweb," "PFS," “us,” “we” or “our.”
PFSweb is a global provider of omni-channel commerce solutions, including a broad range of technology, infrastructure and professional services, to major brand name companies and others seeking to optimize their supply chain and to enhance their online and traditional business channels and initiatives in the United States, Canada and Europe. PFSweb's service offerings include order fulfillment, fulfillment-as-a-service, order management and customer care.
Basis of Presentation
The consolidated financial statements contained in this Annual Report on Form 10-K were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control.
In July 2021, we announced an agreement to sell our LiveArea Professional Services business unit ("LiveArea") and the divestiture was completed on August 25, 2021 ("the LiveArea Transaction"). All periods presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (this "Form 10-K") present LiveArea as a discontinued operation. See Note 3. Discontinued Operations for additional information on our sale of LiveArea.

2. Significant Accounting Policies
Principles of Consolidation
All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues, costs of revenues, and selling, general and administrative expenses in these consolidated financial statements also require management estimates and assumptions.
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
Revenue and Cost Recognition
The Company derives revenue primarily from services provided under contractual arrangements with our clients or, to a lesser extent, from the sale of products under our distributor agreements. The majority of our revenue is derived from contracts and projects that can span from a few months to three to five years.
The Company recognizes revenue when control of the promised goods or services is transferred to its clients and customers in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Control is transferred to a client or customer when, or as, the client or customer obtains control over that asset. The transaction price includes fixed and, in certain contracts, variable consideration.
Variable consideration contained within our contracts includes discounts, rebates, incentives, penalties and other similar items. When a contract includes variable consideration, the Company estimates the variable consideration to determine whether any of it needs to be constrained. The Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration and constraints based on our review of the contract terms and conditions. Variable consideration and constraint amounts also consider the most likely amounts based on our history with the customer. If no history is available, then we will recognize the most likely amount based on the range of possible consideration amounts. Variable consideration was not significant for the years ended December 31, 2022 and 2021. Variable consideration and constraints are updated at each reporting date.
The Company’s billings for reimbursement of out-of-pocket expenses related to our Service Fee Revenues, consisting primarily of freight and shipping supplies, are included in pass-through revenues. Other items included in pass-through revenues include revenue billed by PFS related to services provided by LiveArea, travel and certain third-party vendor expenses such as telecommunication charges. These other pass-through revenues are not deemed a material percentage of total revenues. In certain of our contracts, our clients elect to handle their shipping related costs directly with the carriers. Therefore, we present pass-through revenues separately, as we believe it provides better transparency to our core services.
Incremental costs to obtain a contract (such as sales commissions) are expensed when incurred when the amortization period is one year or less; otherwise, incremental contract costs are expensed over time as promised goods and services are transferred to a customer. Recurring operating costs for contracts with clients and customers are recognized as incurred. Certain eligible, nonrecurring costs incurred in the initial phases of our contracts are considered contract assets and capitalized when such costs (1) relate directly to the contract, (2) generate or enhance resources that will be used in satisfying the performance obligation in the future and (3) are expected to be recovered. Contract asset amounts are included in property and equipment, other current assets, or other assets on the consolidated balance sheet and are monitored regularly for impairment.
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
Practical expedients
Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") allows entities to use several practical expedients, including the as-invoiced practical expedient, determining whether a significant financing component exists, treatment of sales and usage-based taxes, and the recognition of certain incremental costs of obtaining a contract with a client or customer. Contracts of less than a year with a financing component will be expensed in that period as a practical expedient. Our current contracts do not have a financing component. Commissions on contracts of less than one year will be expensed as a practical expedient. Commissions will be capitalized on contracts over one year. As of December 31, 2022 and 2021, we did not have any material commissions on contracts in excess of one year. We present our revenues net of sales and usage-based tax as a practical expedient.
Contract modifications
Contract modifications are routine in our industry. For each modification, the Company assesses whether the modification changes the scope and or price of the original agreement and whether those changes are commensurate with stand-alone selling price. Based on the results of this assessment, the Company either accounts for the modification as a separate contract, as a change in the original contract, or as a termination of the old contract and creation of a new contract in accordance with ASC 606-10-25-12.
Concentration of Business and Credit Risk
During 2022, two clients each represented more than 10% of the Company’s total revenues. These clients each represented $34.7 million, or 12%, of total revenues. During 2021, two clients each represented more than 10% of the Company’s total revenues. These clients represented $37.6 million, or 14%, and $31.6 million, or 11%, of total revenues. As of December 31, 2022 and December 31, 2021, one client exceeded 10% of the Company’s total accounts receivable at each period end.
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

Other Receivables
As of December 31, 2022, other receivables primarily include state income tax and value added tax receivables. As of December 31, 2021, other receivables primarily include amounts due from Ricoh for costs incurred by the Company under the distributor agreements and value added tax receivables.
Long-lived Assets
The Company reviews long-lived assets in accordance with ASC 360, "Property, Plant and Equipment" when events or changes in circumstances indicate that the carrying amount of our long lived-assets might not be recoverable. The recoverability of assets to be held and used is measured by comparing the estimated expected future undiscounted cash flows from the asset and the carrying amount of the asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the asset with its carrying amount. Fair value is generally determined based on discounted cash flows or appraised values, as appropriate. During the year ended December 31, 2022, no material impairment losses were identified.
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
Capitalized Software Development Costs - Internal use software
The Company capitalizes development and acquisition costs associated with internal use software when both the preliminary project stage is completed and it is probable the software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project and (iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs is ceased no later than the point at which the project is substantially complete and ready for its intended purpose. Software costs are amortized using the straight-line method over the expected life of the software, generally three to five years. Such amounts are recorded within property and equipment on the consolidated balance sheets.
The carrying value of capitalized internal use software and development costs is reviewed for impairment in accordance with our policy pertaining to the impairment of long-lived assets.
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
Our operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and operating lease liabilities on the consolidated balance sheets. Our finance leases are included in property and equipment and current and long term finance lease obligations on the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The expense for these short-term leases and operating leases is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components and have elected to combine as a single lease component. In addition, we utilized the portfolio approach to group leases with similar characteristics and did not use hindsight to determine lease term.

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
In the event that based on the results of the qualitative analysis, it is concluded that it is not more likely than not that the fair value of a reporting unit or indefinite-lived asset exceeds its carrying value, the one-step quantitative impairment test is performed. Under the quantitative test, the Company compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, the Company records an impairment charge equal to the excess of the carrying value over the related fair value. Fair value of the reporting unit is determined using a discounted cash flow analysis.
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
Accrued Expenses
The Company had $37.0 million and $31.6 million of accrued expenses on the consolidated balance sheets as of December 31, 2022 and 2021, respectively. Of these amounts, internal and contract labor costs and related employee benefit costs were approximately $13.8 million and $14.0 million as of December 31, 2022 and 2021, respectively. At December 31, 2022, the Company had $6.9 million accrued for the current portion of dividend equivalents payable. See Note 8. Stock and Stock Options for additional information on dividend equivalents.
Foreign Currency Translation and Transactions
The functional currency of each of the Company’s foreign subsidiaries is its local currency. Assets and liabilities are translated at exchange rates in effect at the end of the period and income and expense items are translated at the average exchange rates on a monthly basis. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity.
The Company includes currency gains and losses on short-term intercompany advances in the determination of net income and loss. The Company reports gains and losses on intercompany foreign currency transactions that are of a long-term investment nature as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity.
Stock-Based Compensation
The Company uses stock-based compensation, including stock options, restricted stock, deferred stock units and other market and performance stock-based awards to provide long-term performance incentives for its executives, key employees and non-employee directors. Stock based compensation cost is measured based on the grant date fair value. Depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis, net of actual forfeitures, over the requisite service period of each award. The Company records compensation cost as a component of selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model and estimates the compensation cost for certain of the awards that have a market condition using a Monte-Carlo simulation. The estimated fair value for awards involves assumptions for expected dividend yield, stock price volatility, risk-free interest rates and the expected life of the award. The Company recognizes forfeitures as they occur.
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
The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, other receivables, and trade accounts payable, approximate their fair values at December 31, 2022 and 2021 based on short terms to maturity or current market prices and interest rates or observable inputs such as quoted prices in active markets.
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
Impact of Recently Issued Accounting Standards
Pronouncements Not Yet Adopted
In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," ("ASU 2016-13") which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019 for all public entities, excluding smaller reporting companies, and after December 15, 2022 for smaller reporting companies. It requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We adopted ASU 2016-13 on January 1, 2023 and the adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

3. Discontinued Operations
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea. As of June 30, 2021, the Company met the criteria set forth in ASC 205-20, "Presentation of Financial Statements - Discontinued Operations," therefore, the LiveArea segment has been presented as a discontinued operation beginning with the Company's June 30, 2021 Form 10-Q and is reported as a discontinued operation in this Form 10-K for the years ended December 31, 2022 and 2021.
As a result of the LiveArea Transaction, the Company now only operates one business segment, PFS Operations, and therefore we no longer present segment data.
The LiveArea Transaction closed on August 25, 2021 for gross proceeds of approximately $250.0 million in cash, resulting in a pre-tax gain of $200.8 million. The Company incurred approximately $15.0 million in cash-based transaction related costs during 2021 and used proceeds of $35.8 million to make estimated income tax payments related to the LiveArea Transaction.
The Company filed its 2021 U.S. Federal income tax return and 2021 income tax returns for several states in the fourth quarter of 2022. Updates to estimates related to the 2021 provision for income taxes were included in the income tax returns, resulting in an income tax benefit of $3.5 million recorded as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022.
During 2022, the Company and the purchaser reached settlement of certain customary post-closing purchase price adjustments and as a result, the Company recorded an incremental $0.2 million gain on sale in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2022.
In connection with the LiveArea Transaction, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for a period of up to twelve months. Income generated from transition services provided to the purchaser is recorded in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) and was $0.6 million and $1.3 million for the years ended December 31, 2022 and 2021, respectively. The transition services agreement was substantially completed by March 31, 2022.
Additionally, in connection with the LiveArea Transaction, in July 2021 the Company's Board of Directors approved a modification to the Company's Stock and Incentive Plans, as amended and restated, to provide for accelerated vesting of certain restricted stock awards and stock options for LiveArea personnel. As a result of the LiveArea Transaction, approximately 635,000 shares of restricted stock and approximately 160,000 stock options previously awarded to certain executives and employees were accelerated and fully vested on August 25, 2021. Also as a result of the LiveArea Transaction, the Company's Board of Directors approved the full payout of the 2021 cash compensation plan to certain LiveArea executives and employees. We recorded incremental compensation expense of $3.3 million and $0.3 million related to the stock-based compensation modification and full targeted payout of the 2021 cash compensation plan, respectively, which is included in net income from discontinued operations on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021.
Furthermore, certain executives and employees of PFSweb, inclusive of certain LiveArea personnel, received cash transaction bonuses as a result of the successful completion of the LiveArea Transaction. We recorded compensation expense of $3.5 million for executives and employees of the LiveArea business segment, which is included in net income from discontinued operations on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021. In addition, we recorded compensation expense of $0.2 million and $1.3 million for the executives and employees of PFSweb, which is included in selling, general and administrative expense on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021, respectively.

The following table presents the major components of income from discontinued operation of LiveArea for the years ended December 31, 2022 and 2021 and a reconciliation to the amounts reported in the consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year ended December 31,
	2022	2021
Revenues:
Service fee revenue	$—	$50,197
Pass-through revenue	—	159
Related party revenue	—	574
Total revenues	—	50,930
Costs of revenues:
Cost of service fee revenue	—	27,173
Cost of pass-through revenue	—	159
Total costs of revenues	—	27,332
Gross profit	—	23,598
Selling, general and administrative expenses	—	(27,906)
Interest expense, net	—	(1)
Gain on sale	180	200,817
Income from discontinued operations before income taxes	180	196,508
Income tax (benefit) expense	(3,467)	35,636
Net income from discontinued operations	$3,647	$160,872
The following table presents the depreciation and amortization, capital expenditures and significant noncash operating items for the year ended December 31, 2021 (in thousands):

Year ended December 31, 2021
Cash flows from operating activities discontinued operations:
Depreciation and amortization	$457
Stock-based compensation expense	$4,613

Cash flows from investing activities discontinued operations:
Capital expenditures	$159
Proceeds from sale of discontinued operations, net of cash divested	$236,358

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
Contract Assets and Contract Liabilities
Contract assets primarily relate to costs to fulfill assets capitalized for implementation services. Costs to fulfill assets are related to deferred costs, which are included within other current assets and other assets, and to software development costs, which are included within property and equipment in our consolidated balance sheets. Costs to fulfill contract assets decreased $0.6 million from December 31, 2021 to December 31, 2022, primarily due to $3.8 million new projects, offset by $4.4 million amortization and recognition of costs in the year ended December 31, 2022.
Contract liabilities primarily relate to the advance consideration received from clients for contracts, including amounts received for implementation services which are not distinct performance obligations. Contract liabilities were $7.9 million at December 31, 2021, of which $4.0 million was amortized to revenue during the year ended December 31, 2022.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Our payment terms vary by the type and location of our clients and the type of services offered. The term between invoicing and when payment is due is generally not significant.
Contract balances consisted of the following (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Contract Assets
Costs to Fulfill	$3,829	$4,392	$5,575
Total Contract Assets	$3,829	$4,392	$5,575
Contract Liabilities
Accrued Contract Liabilities	$2,757	$2,673	$1,214
Deferred Revenue	4,776	5,224	5,936
Total Contract Liabilities	$7,533	$7,897	$7,150
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. The amount reported for remaining performance obligations does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $20.5 million. We expect to recognize revenue on approximately 50% of the remaining performance obligations in 2023, 29% in 2024, and the remaining recognized thereafter.

Subcontractor Revenues
Certain client contracts supported by the LiveArea segment were not fully transferred to the buyer as part of the LiveArea Transaction. Subsequent to the LiveArea Transaction Date, PFS is acting as a prime contractor for these certain client contracts and the related services are being provided by the former LiveArea business as a subcontractor of PFS. The services provided under these client contracts are currently being managed by PFS, and as such, the related service fee revenues, costs of revenues and gross profit previously generated by this LiveArea related activity have been included in our continuing operations during the year ended December 31, 2021. Subsequent to the LiveArea Transaction in August 2021, revenue billed and costs incurred under this contractor-subcontractor relationship is recorded as pass-through revenue and pass-through costs for as long as such contracts continue to be managed directly by PFS.
As of December 31, 2022, there is only one remaining contract relationship where LiveArea continues to operate as a subcontractor to PFS. Service fee revenues generated under these contracts applicable to our former LiveArea segment of $8.8 million is included in service fee revenue in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021, with no service fee revenues for these contracts in the year ended December 31, 2022.
Disaggregation of Revenues
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Year Ended December 31,
	2022	2021
Revenues:
Over time	$291,789	$259,690
Point-in-time	3,333	17,612
Total revenues	$295,122	$277,302
Point-in-time revenues consist of product revenue which was dependent on the Ricoh distributor agreement. Effective March 2022, as part of Ricoh's continued restructuring of its operations, the Ricoh distributor agreement was terminated and as a result, our product revenue model with Ricoh was discontinued.
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Year Ended December 31,
	2022	2021
Revenues by region:
United States	$247,952	$226,097
Canada	5,107	5,823
Europe	42,063	45,382
Total revenues	$295,122	$277,302

5. Property and Equipment
The components of property and equipment as of December 31, 2022 and 2021 are as follows (in thousands):

	December 31,		Depreciable Life
	2022	2021
Purchased and capitalized software costs	$29,307	$35,000	1-10 years
Furniture, fixtures and equipment	35,461	32,436	3-10 years
Computer equipment	9,666	14,512	3 years
Leasehold improvements	4,694	8,294	3-10 years
In-process assets	1,003	1,926
	80,131	92,168
Less-accumulated depreciation and amortization	(59,243)	(72,853)
Property and equipment, net	$20,888	$19,315

Depreciation and amortization expense related to property and equipment, excluding finance leases, for the years ended December 31, 2022 and 2021 was $7.4 million and $6.7 million, respectively.
The Company’s property and equipment held under finance leases amounted to approximately $0.1 million and $0.3 million, net of accumulated amortization of approximately $3.5 million and $3.3 million, at December 31, 2022 and 2021, respectively. Depreciation and amortization expense related to finance leases for the years ended December 31, 2022 and 2021 was $0.2 million and $0.9 million, respectively.
6. Goodwill
During 2022 goodwill decreased by $0.9 million and in 2021 decreased by $0.1 million due to the impact of foreign currency translation. The Company’s annual goodwill impairment test as of October 1, 2022 was performed for its reporting unit by completing the qualitative assessment to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. We determined that it was not more likely than not that the fair value of a reporting unit was less than its carrying amount and, therefore, did not result in an impairment as of December 31, 2022.
7. Long-lived Assets
The following table represents geographic information by area (in thousands):

	December 31,
	2022	2021
Long-lived assets
United States	$57,670	$57,376
Europe	16,033	18,894
Canada	344	1,170
India	798	1,074
Total long-lived assets	$74,845	$78,514

8. Stock and Stock Options
Preferred Stock Purchase Rights
On June 8, 2000, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock outstanding on July 6, 2000 and each share of common stock issued thereafter. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $40, subject to adjustment. The Rights are not currently exercisable but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the Company’s outstanding shares of common stock. The Rights Agreement expires 30 days after the Company’s 2023 Annual Meeting unless continuation of the Rights Agreement is approved by the stockholders of the Company at the 2023 Annual Meeting.
Dividend Equivalents
On November 4, 2022, the Company's Board of Directors declared a special dividend equivalent of $4.50 per share, to the holders of all equity awards under the Company’s Stock and Incentive Plans, as amended and restated, (the "Employee Plans") granted and outstanding as of the close of business on December 1, 2022, payable in cash upon the achievement of applicable performance goals, vesting, and issuance of such equity awards pursuant to their specific terms. Dividend equivalents are forfeited when the underlying share-based award is forfeited under the terms of the respective grant.
The Company evaluated the accounting for the special dividend equivalents under ASC 718 Compensation - Stock Compensation. The special dividend equivalents awarded to holders of awards of Restricted Shares (defined below) and deferred stock awards were not an equity modification and there was no change to the fair value of the awards. The special dividend equivalents granted to holders of stock option awards was an equity award modification and resulted in an increase in fair value of the modified awards equal to the value of the special dividend equivalent. The Company computed incremental compensation expense as the incremental fair value of the modified awards over the fair value on the modification date and the Company recognized $1.6 million of incremental compensation expense during the year ended December 31, 2022, which is recorded in selling, general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
At December 31, 2022, the Company had $7.3 million accrued for the dividend equivalents payable to holders of outstanding awards under share-based compensation plans, of which $6.9 million and $0.4 million are included in accrued expenses and other liabilities, respectively, on the consolidated balance sheet.
Stock Compensation Plans
Under the Employee Plans an aggregate of 10,442,340 shares of common stock have been authorized for issuance. The Employee Plans provide for the granting of incentive awards to directors, executive management, key employees and outside consultants of the Company in a variety of forms of equity-based incentive compensation, such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards. The Company has historically issued service-based restricted stock and unit awards, performance-based and market-based stock and unit awards (collectively “Restricted Shares”) and stock options. The Company uses newly issued shares of common stock to satisfy awards under the Employee Plans.
The Company issues Restricted Shares to the Company’s executives and senior management, pursuant to which such employees are eligible to receive future grants of shares of the Company’s stock subject to various vesting and/or performance criteria. The weighted average fair value per share of Restricted Shares granted during the years ended December 31, 2022 and 2021 was $12.10 and $7.11, respectively. The total fair value of Restricted Shares vested under the Employee Plans was $4.1 million and $6.4 million during the years ended December 31, 2022 and 2021, respectively.
The underlying stock certificates for the Restricted Shares that vested December 31, 2022 are expected to be issued during the quarter ended March 31, 2023. The underlying stock certificates for the Restricted Shares that vested December 31, 2021 were issued during the quarter ended June 30, 2022.
Stock-based compensation expense related to service was $4.3 million and $9.4 million for the years ended December 31, 2022 and 2021, respectively, and stock-based compensation expense related to stock options modification was $1.6 million for the year ended December 31, 2022. These expenses were included as a component of selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2022, there is $2.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Employee Plans, which is expected to be recognized over a remaining weighted average period of approximately 1.4 years. This expected cost does not include the impact of any future stock-based compensation awards.
As of December 31, 2022, there were 886,427 shares available for future grants under the Employee Plans. Each stock option or stock appreciation right award granted reduces the total shares available for grant by one share, while each award granted other than in the form of a stock option or stock appreciation right reduces the shares available for grant by 1.22 shares.
In January 2023, the Company completed its annual grant of restricted stock units and performance-based units to certain executives and employees under the Employee Plans that allow them to earn up to approximately 620,700 shares of common stock that will vest, subject to meeting certain criteria, over a period of up to three years.
Stock Options
The rights to purchase shares under employee stock option agreements issued under the Employee Plans typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.

The following tables summarize stock option activity under the Employee Plans:

	Shares	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2021	510,332	$2.54 - $14.66	$7.20
Granted	—	—	$—
Exercised	(137,287)	$2.54 - $10.12	$5.68
Canceled	(15,883)	$2.72 - $14.66	$6.96
Outstanding, December 31, 2022	357,162	$3.31 - $14.66	$7.80
Exercisable, December 31, 2022	357,162	$3.31 - $14.66	$7.80	3.0	$2.8
Exercisable and expected to vest, December 31, 2022	357,162	$3.31 - $14.66	$7.80	3.0	$2.8
No stock options were granted during the year ended December 31, 2022. The weighted average fair value per share of options granted during the year ended December 31, 2021 was $3.92. The total intrinsic value of options exercised under the Employee Plans was $0.8 million and $2.9 million during the years ended December 31, 2022 and 2021, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Employee Plans:

Year Ended December 31,
2021
Expected dividend yield	—
Expected stock price volatility	57%
Risk-free interest rate	0.7%
Expected life of options (years)	6
The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock-price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded stock-based compensation expense could have been different. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be materially different. The Company calculates the expected stock price volatility using the Company’s historical stock price during the expected term immediately preceding a stock option grant date. The dividend rate contemplates that the Company does not expect to pay recurring dividends and had not paid dividends as of the last issuance of stock options. The Company uses the risk-free interest rates of United States Treasury securities for a comparable term as the expected life of a stock option. The expected life of options has been computed using the simplified method, which the Company uses as it does not believe it has established a consistent exercise pattern to accurately estimate the expected term of stock options.
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

The following table summarizes the service-based restricted stock and unit award activity for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2021	188,001	$6.45
Granted	119,361	$12.00
Vested	(157,535)	$7.84
Canceled	(12,887)	$7.59
Unvested restricted stock at December 31, 2022	136,940	$9.58
Performance-Based Restricted Stock and Unit Awards
Pursuant to the Employee Plans, the Company grants restricted stock and unit awards that vest upon reaching certain performance targets and individual performance goals, which historically have been based on the Company’s financial performance, Company operating income and other financial metrics for the current and/or future years. Such awards generally are subject to annual vesting of three to four years based upon continued employment and the achievement of the defined performance criteria. If the target set forth in the award agreement is not met, none of the related shares will vest and any compensation expense previously recognized will be reversed. The actual number of shares that will ultimately vest is dependent upon achieving the performance condition or other conditions set forth in the award agreement. The Company recognizes stock-based compensation expense related to performance awards based upon our determination of the likelihood of achieving the performance target or targets at each reporting date, net of estimated forfeitures.
The following table summarizes the performance-based restricted stock and unit award activity for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2021	143,556	$6.89
Granted	165,557	$12.00
Vested	(227,774)	$9.60
Canceled	(43,337)	$7.78
Unvested restricted stock at December 31, 2022	38,002	$9.91
Market-Based Restricted Stock and Unit Awards
Pursuant to the Employee Plans, the Company grants restricted stock and unit awards that vest upon the achievement of certain defined total stockholder return targets using the companies in the Russell Micro Cap Index as a comparative group for current and/or future years. Such awards generally are subject to annual vesting of three to four years based upon continued employment and the achievement of the defined performance criteria. The actual number of shares that will ultimately vest is dependent upon achieving the performance condition or other conditions set forth in the award agreement. Shares that do not vest on a scheduled vesting date due to a failure to satisfy vesting criteria are forfeited and do not vest in future periods. The Company reverses previously recognized compensation cost for market-based restricted stock unit awards only if the requisite service is not rendered.

The following table summarizes the market-based restricted stock and unit award activity for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2021	180,785	$6.59
Granted	89,258	$12.42
Vested	(107,722)	$6.40
Canceled	(19,754)	$9.10
Unvested restricted stock at December 31, 2022	142,567	$10.28
The fair value of each market-based restricted stock and unit award grant is estimated on the date of grant using a Monte-Carlo simulation with the following assumptions used for grants under the Employee Plans:

	Year Ended December 31,
	2022	2021
Expected dividend yield	—	—
Expected stock price volatility	73.5%	75.3%
Risk-free interest rate	3.5%	0.3%
Expected term (years)	3	3
Weighted average grant date fair value	$12.06	$7.11
Deferred Stock Units
During both the years ended December 31, 2022 and 2021, each non-employee Director of the Company’s Board of Directors received a quarterly retainer (the “Retainer”), payable on or about the first day of each quarter, through the issuance of an equity-based award under the Employee Plans in the form of a Deferred Stock Unit (a “DSU”). During 2022 and 2021, the Retainer was $30,000. The number of DSUs is determined by dividing the Retainer by the immediately preceding closing price of the Common Stock on the grant date. Each DSU represents the right to receive an equal number of shares of Common Stock upon the retirement, resignation or termination of service from the Board.
The following table summarizes the DSU activity for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested deferred stock at December 31, 2021	498,630	$6.18
Granted	65,650	$10.79
Vested	—
Unvested deferred stock at December 31, 2022	564,280	$6.79

9. Income Taxes
The consolidated loss from continuing operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Domestic	$(16,889)	$(9,913)
Foreign	(1,699)	(2,195)
Total	$(18,588)	$(12,108)

A reconciliation of the difference between the expected income tax expense (benefit) from continuing operations at the U.S. federal statutory corporate tax rate of 21% and the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Income tax benefit computed at statutory rate	$(3,903)	$(2,433)
Items not deductible for tax purposes	552	502
Foreign rate differential	401	26
Change in valuation allowance	—	(1,341)
State taxes	1,106	823
Taxes on foreign earnings	—	894
Losses not benefited for tax	3,646	2,608
Other	(185)	451
Provision for income taxes	$1,617	$1,530
Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2022	2021
Current
Domestic	$290	$(352)
State	413	700
Foreign	(73)	180
Total Current	630	528
Deferred
Domestic	952	134
State	13	842
Foreign	22	26
Total Deferred	987	1,002
Provision for income taxes	$1,617	$1,530

The components of the deferred tax asset (liability) are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$126	$260
Inventory reserve	—	28
Property and equipment	348	—
Accrued expenses	610	1,914
Deferred revenue	612	902
State tax - deferred	1,342	482
Net operating loss carryforwards	6,943	2,299
Nonqualified stock options	2,130	2,264
Foreign tax credit carryforwards	453	1,573
Other	—	515
	12,564	10,237
Less - Valuation allowance	9,597	5,957
Total deferred tax assets	2,967	4,280
Deferred tax liabilities:
Property and equipment	(1,573)	(1,359)
Goodwill	(3,204)	(4,222)
Deferred tax liability on foreign earnings	(614)	(894)
Prepaid expenses and other	(794)	—
Total deferred tax liabilities	(6,185)	(6,475)
Deferred tax liabilities, net	$(3,218)	$(2,195)
We believe that we have not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred tax assets at both December 31, 2022, and 2021. The remaining net deferred tax assets at both December 31, 2022, and 2021 primarily relate to the Company’s European operations and certain tax benefits. These are included in other non-current assets on the consolidated balance sheet. The remaining net deferred tax liabilities at both December 31, 2022, and 2021 primarily relate to goodwill from a prior acquisition and are included in other long-term liabilities on the consolidated balance sheet.
As of December 31, 2022, the Company has a federal net operating loss (“NOL”) carryforward of $20.6 million and state NOL carryforwards of $15.6 million. The federal NOL carryforward has no expiration date because it was generated after December 31, 2017. The state NOL carryovers expire at various dates from 2022 through 2042.
The Company has net operating losses in the U.K. and Canada. The U.K. NOL carryforward is $7.5 million and has no expiration date. The Canadian NOL is $5.6 million and expires at various dates from 2026 to 2042.
For federal income tax purposes, tax years that remain subject to examination include years 2019 through 2022. However, the utilization of NOL carryforwards that arose prior to 2016 remains subject to examination through the years the carryforwards are utilized. For Europe, tax years that remains subject to examination include years 2018 to 2022. For Canada, tax years that remain subject to examination include years 2015 to 2022. For state income tax purposes, the tax years that remain subject to examination include years 2018 to 2022, depending on the jurisdiction in which the Company files tax returns. The Company has one income tax return in the process of examination. The Company does not expect this examination to result in material unrecognized tax expense.
At both December 31, 2022, and 2021, we had immaterial amounts of accrued interest and penalties related to unrecognized tax benefits.
Unrecognized tax benefits totaled $0.5 million at December 31, 2022. During 2022, we added unrecognized tax benefits of $0.4 million. We believe that our unrecognized tax benefits will not significantly change in the next twelve months.
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings as of December 31, 2017. Effective January 1, 2018, the Tax Act created a new territorial tax system in which we recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the year ended December 31, 2021, we incurred a global intangible low-taxed income or GILTI liability, which we treated as a period cost. At December 31, 2022, there were no undistributed earnings of certain foreign subsidiaries to be permanently reinvested. Accordingly, no provision for foreign or state income taxes associated with these foreign subsidiaries has been made. We have recorded deferred income taxes related to those foreign earnings that are not indefinitely reinvested.
10. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares and common stock equivalents outstanding for the reporting period. In periods when we recognize a net loss from continuing operations, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of December 31, 2022 and 2021, we had outstanding common stock equivalents of approximately 1.5 million and 2.0 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

11. Leases
All of our office and distribution facilities are leased under operating leases. We also lease vehicles primarily under operating leases. Most of our equipment leases are leased under finance leases. Lease costs are included within cost of service fee revenue, selling, general and administrative expenses and interest expense, net in our consolidated statements of operations and comprehensive income (loss).
Total lease costs consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$173	$875
Interest on lease liabilities	7	37
Operating lease costs	11,805	10,002
Variable lease costs	3,829	5,572
Short-term lease costs	2,309	1,625
Total lease costs	$18,123	$18,111
We had $0.1 million and $0.3 million of finance lease assets that are reported in property and equipment, net as of December 31, 2022 and 2021, respectively. As of December 31, 2022, our weighted-average remaining lease term relating to our operating leases is 4.6 years, with a weighted-average discount of 5.8%. As of December 31, 2021, our weighted-average remaining lease term relating to our operating leases was 4.9 years, with a weighted-average discount of 5.6%. As of December 31, 2022, our weighted-average remaining lease term relating to our finance leases is 1.3 years, with a weighted-average discount of 3.9%. As of December 31, 2021, our weighted-average remaining lease term relating to our finance leases was 1.6 years, with a weighted-average discount of 4.3%. Our leases have remaining lease terms of up to 7.7 years, some of which include options to extend the leases for up to 10 years and some of which include options to terminate the leases within 1 year.

Maturities of lease liabilities are as follows (in thousands):

	December 31, 2022
	Operating Leases	Finance Leases
2023	$9,550	$74
2024	8,299	22
2025	7,889	—
2026	6,473	—
2027	3,993	—
Thereafter	2,428	—
Total lease payments	38,632	96
Less interest	(4,870)	(2)
Total lease obligations	$33,762	$94
Supplemental consolidated cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$11,232	$11,446
Operating cash flows arising from finance leases	$7	$37
Financing cash flows arising from finance leases	$191	$871
Right-of-use assets obtained in exchange for operating lease liabilities	$6,884	$16,811
Right-of-use assets obtained in exchange for finance lease liabilities	$13	$114
In September 2022, the Company entered into an agreement with CCI-Millennium, L.P., (“Landlord”) providing for the early termination of its lease agreement for its corporate headquarters office space located in Allen, Texas effective October 31, 2022 ("Lease Termination Agreement"). Such lease agreement was previously scheduled to mature in July 2024 and under the terms of the Lease Termination Agreement, the Company paid $2.6 million to Landlord in October 2022. In accordance with ASC Topic 842, the Lease Termination Agreement was determined to be a modification of the original lease agreement which resulted in a $2.6 million increase in the lease termination obligation, and reductions of the lease liability and operating lease right-of-use asset by approximately $3.4 million and $2.4 million, respectively. The Company recognized a net loss of $1.6 million on the lease modification, which is included in selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022.
As of December 31, 2022, the Company has one operating lease commitment for a 124 month lease for 186,000 square feet of warehouse and office space in Irving, Texas. This lease will increase our right of use asset and lease liability balances as of the lease commencement date, which is anticipated in mid-2023 when the building is completed.

12. Commitments and Contingencies
The Company is subject to claims in the ordinary course of business, including certain Equal Employment Opportunity Commission claims. The Company is generally required to indemnify its service fee clients against any third party claims asserted against such clients alleging infringement by the Company of the patents, trademarks and other intellectual property rights of third parties. While we are unable to determine ultimate outcome of any liabilities resulting from such claims, we do not believe the resolution of any particular matter will have a material adverse effect on the Company’s financial position or results of operations.

13. Employee Savings Plan
The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. The employer matching contributions are subject to a three-year vesting schedule based on the participant’s years of service with us. Our employees in Europe and Canada also have defined contribution plans. The Company contributed approximately $0.4 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively to match an approved percentage of employee contributions.

14. Related Party Transactions
In December 2020, on behalf of a client, the Company entered into an agreement with Pilot Freight Services ("Pilot") under which Pilot provides the Company various freight services. David Beatson, a member of our Board of Directors, was also on the Board of Directors of Pilot through May 2022 and held less than 1% of the outstanding shares in Pilot. Pilot was a portfolio company of ATL Partners, LLC, until Pilot was sold to an unrelated third party. Mr. Beatson serves on the Executive Board of ATL Partners and is a shareholder of its two funds (less than 1% holdings of each). As a result of the sale, Pilot is no longer a related party of the Company.
We recognized $0.1 million and $1.1 million of related party cost of revenues in the years ended December 31, 2022 and 2021, respectively, and as of December 31, 2022, we had no trade accounts payable balance due to Pilot.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls And Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” and together with the CEO, the “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Based upon this evaluation, and the above criteria, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2022.
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

Under the supervision and with the participation of our CEO and CFO, our management conducted an assessment of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded our internal control over financial reporting was effective at December 31, 2022, based on criteria in Internal Control – Integrated Framework (2013) issued by COSO.
Remediation of Previously Reported Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
As previously described in Part II—Item 9A – Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2021, our management concluded that the Company did not design, implement, and operate effective process-level control activities related to order-to-cash process (specifically controls over revenue recognition pertaining to client invoicing) resulting in deficiencies in our process-level control activities.
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
In addition, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to administration of certain information technology (“IT”) systems that support the Company’s financial reporting processes. While progress was made towards remediation, control deficiencies applicable to execution of certain access controls were identified during year-end testing. As a result, our management concluded the previously identified material weakness related to ITGCs remained as of December 31, 2021.
In 2022, management, with oversight of the Audit Committee of the Board of Directors, implemented our previously disclosed remediation plan that included:
•We prepared training documentation and held training meetings with invoice preparers and reviewers and designed certain compensating controls which include monthly disaggregated analytical review procedures to ensure accuracy of client invoices and revenue recognition.
•We hired additional accounting personnel (including contract personnel with requisite accounting and reporting experience) to fill needed roles and assist in our accounting and financial reporting. We augmented our accounting and reporting resources, improved controls over financial reporting related to unusual transactions and eliminated the untimeliness of the Company's reports filed with the SEC.
•We engaged a third-party advisory accounting firm and hired additional resources with requisite tax experience to fill needed roles and assist in proper accounting and financial reporting for income taxes.
•Regarding the ITGC deficiencies, we identified and implemented certain mitigating controls. Our remediation with respect to the ITGC deficiencies included training of personnel tasked with reviewing IT system user access and segregation of duties risks. In addition, we worked with our third-party advisory firm to strengthen the design, execution and documentation of certain controls over user access and segregation of duties of certain IT systems.
During the fourth quarter of 2022, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded all the material weaknesses have been remediated as of December 31, 2022.
Attestation Report of the Registered Public Accounting Firm
Whitley Penn, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022 and has expressed an unqualified opinion on the operating effectiveness of our internal control over financial reporting, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting
Except for the changes related to our implementation of the remediation plan discussed above, during the quarter ended on December 31, 2022, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PFSweb, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited PFSweb, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company, as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements") and our report dated March 14, 2023 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Whitley Penn LLP
Dallas, Texas
March 14, 2023

Item 9B.    Other Information
None.

PART III
Item 10.    Directors and Executive Officers and Corporate Governance
Information required by Part III, Item 10, is incorporated by reference to the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (the “Proxy Statement”) or this Annual Report shall be amended to include such information (a “10K/A”). The Proxy Statement or 10K/A shall be filed with the SEC within 120 days after December 31, 2022.
Code of Ethics
We have adopted a code of ethics in accordance with rules of the SEC and Nasdaq Stock Market listing standards. The code is intended to provide guidance to assure compliance with law and promote ethical behavior. Free copies of the Company’s code of ethics may be found on the Company’s website at https://ir.pfsweb.com/corporate-governance. We intend to post on our website all disclosures that are required by law or the Nasdaq Stock Market listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.

Item 11.    Executive Compensation
Information required by Part III, Item 11, is incorporated by reference to the Company’s Proxy Statement or through a 10K/A. The Proxy Statement or 10K/A shall be filed with the SEC within 120 days after December 31, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Part III, Item 12 is incorporated by reference to the Company’s Proxy Statement or through a 10K/A. The Proxy Statement or 10K/A shall be filed with the SEC within 120 days after December 31, 2022.
The following table summarizes information with respect to the Company's Stock and Incentive Plans, as amended and restated (the "Employee Plans"), under which equity securities of the Company are authorized for issuance as of December 31, 2022:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under the Employee Plans (excluding securities reflected in column (a)
Plan category (1)
Equity compensation plans approved by shareholders	1,238,420	$7.80	886,427
Equity compensation plans not approved by shareholders	—		—
(1)See Note 8. in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K for more detailed information regarding the Employee Plans.
(2)Excludes 136,940 service-based restricted stock units, 180,570 performance-based and market-based restricted stock units and 564,280 deferred stock units.

Item 13.    Certain Relationships and Related Transactions and Director Independence
Information regarding certain of our relationships and related transactions is incorporated by reference to the Company's Proxy Statement or through a 10K/A. The proxy statement or 10K/A shall be filed with the SEC within 120 days after December 31, 2022.

Item 14.    Principal Accounting Fees and Services
Information required by Part III, Item 14 is incorporated by reference to the Company's Proxy Statement or through a 10K/A. The proxy statement or 10K/A shall be filed with the SEC within 120 days after December 31, 2022.

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

4.2	Description of Registrant's securities.

10.1	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc. dated as of August 31, 1999

10.1.1	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc. dated as of December 19, 2003

10.1.2	Second Modification, Ratification and Extension of Lease between TIAA Realty, Inc.(successor to Shelby Drive Corporation) and Priority Fulfillment Services, Inc. dated June 3,2008

10.1.3
Third Modification, Ratification and Extension of Lease dated February 28, 2014 between Southpark Distribution Center Inc., (successor-in-interest to TIAA Realty and Shelby Drive Corporation) and Priority Fulfillment Services, Inc.

10.2*	Form of Executive Severance Agreement between the Company and Thomas J. Madden.

10.2.1*	Form of Amendment of Executive Severance Agreement with Thomas J. Madden.

10.2.2*	Form of Amendment to Change in Control Severance Agreement with Thomas J. Madden.

10.2.3*	Change in Control Severance Agreement between the Company and Thomas J. Madden

10.3	Securities Purchase Agreement dated May 15, 2013 between the Company and transcosmos, inc.

10.4	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.

10.5	First Amendment to Lease Agreement between CCI-Millennium, LP and Priority Fulfillment Services, Inc. dated as of May 1, 2015

10.5.1	Second Amendment to Lease Agreement between CCI-Millennium, LP and Priority Fulfillment Services, Inc. dated as of September 19, 2022

10.6	Agreement, dated as of May 15, 2013, by and among PFSweb, Inc. and Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Benjamin Rosenzweig.

10.7	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.

10.8	Industrial Lease agreement dated June 30, 2016 by and between US Industrial Reit III – Midwest and Priority Fulfillment Services, Inc.

10.8.1	First Amendment to Lease by and between GPT Stateline Road Owner LLC (successor in interest to US Industrial REIT III-Midwest) and Priority Fulfillment Services, Inc. dated September 12, 2017

10.8.2
Second Amendment to Industrial Lease Agreement by and between GPT Stateline Road Owner LLC (successor in interest to US Industrial REIT III-Midwest) and Priority Fulfillment Services, Inc. dated August 2, 2021

10.9	Industrial Lease agreement dated March 18, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.9.1	First Amendment to Industrial Lease agreement dated June 1, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.9.2	Second Amendment to Industrial Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.10*	Employment Agreement by and between Priority Fulfillment Services, Inc., a Delaware corporation and Zach Thomann, dated as of May 17, 2020

10.11	Logistics Warehouse Lease Agreement between Weerts Logistic Park III NV and Supplies Distributors SA

10.12	Warehouse Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc.

10.12.1	First Amendment to Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc. dated as of May 3, 2021.

10.13	Warehouse Lease Agreement between Matter Cheyenne Logistics, LLC and Priority Fulfillment Services, Inc.

10.14*	2020 Stock and Incentive Plan.

10.14.1*	Amendment to the 2020 Stock and Incentive Plan

10.15*	Form of 2020 STI Company Performance Based Share Award.

10.16*	Form of Amended and Restated 2020 LTI Performance Based Restricted Stock Unit Award.

10.17*	Form of Amended and Restated 2020 LTI Time Based Restricted Stock Unit Award.

10.18*	Form of Amended and Restated 2020 LTI TSR Performance Share Award Agreement.

10.19*	Form of STI Company Performance Based Cash Award

10.20*	Form of STI Company Performance Based Share Award

10.21*	Form of LTI Performance Based Restricted Stock Unit Award

10.22*	Form of LTI Time Based Restricted Stock Unit Award

10.23*	Form of LTI TSR Performance Share Award

10.24*	Form of Deferred Stock Unit Award Agreement

10.25	Agreement for Lease between Mountpark Logistics EU 2017 23 S.A.R.L, Conexus Limited (now known as PFS Global Services UK Limited) and PFSweb, Inc., as Guarantor dated October 15, 2018

10.26	Lease between Mountpark Logistics EU 2017 23 S.A.R.L, Conexus Limited (now known as PFS Global Services UK Limited) and PFSweb, Inc., as Guarantor dated November 9, 2018

10.27	Industrial Building Lease between Priority Fulfillment Services, Inc. and Cheyenne Clayton DRI, LLC dated as of December 13, 2021

10.28	Lease Agreement between CRP/AI Freeport Parkway Owner, L.P., as Landlord, and Priority Fulfillment Services, Inc., as Tenant dated September 29, 2022

10.28.1	Lease Guaranty Agreement between Priority Fulfillment Services, Inc. as Tenant, and CRP/AI Freeport Parkway Owner, L.P., as Landlord, PFSweb, INC., (“Guarantor”) dated September 29, 2022

10.29*	Executive Employment and Severance Agreement Amended and Restated by and between PFSweb, Inc. and Michael C Willoughby.

10.30*	Change of Control Agreement Amended and Restated by and between PFSweb, Inc. and Michael C Willoughby.

10.31*	Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and Michael Willoughby.

10.31.1*	Amendment to Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and Michael Willoughby.

10.32*	Transaction Retention Bonus Agreement by and between Zach Thomann and Priority Fulfillment Services, Inc. dated as of January 18, 2022.

10.33*	Form of Amendment to Transaction Bonus Agreement between PFSweb, Inc., Priority Fulfillment Services, Inc. and Executives dated December 16, 2022

10.34*	2018 Stock and Incentive Plan of PFSweb, Inc.

10.35*	Deferred Stock Unit Award Agreement

16.1	Letter from BDO USA, LLP

16.2	Letter from Whitley Penn, LLP

23.1**	Consent of Whitley Penn, LLC Independent Registered Public Accounting Firm

23.2**	Consent of BDO USA, LLP Independent Registered Public Accounting Firm

24.1**	Power of Attorney

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).
*    Denotes management or compensatory agreements
**    Filed herewith
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 14, 2023	By:	/s/Thomas J. Madden
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

Signature	Title	Date

/s/Michael Willoughby	Chief Executive Officer (Principal Executive Officer)	March 14, 2023
Michael Willoughby

/s/Thomas J. Madden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2023
Thomas J. Madden

/s/Monica Luechtefeld	Chairman of the Board	March 14, 2023
Monica Luechtefeld

/s/David I. Beatson	Director	March 14, 2023
David I. Beatson

/s/Benjamin Rosenzweig	Director	March 14, 2023
Benjamin Rosenzweig

/s/Robert Frankfurt	Director	March 14, 2023
Robert Frankfurt

/s/G. Mercedes De Luca	Director	March 14, 2023
G. Mercedes De Luca