Form 10-K/A
period 2022-12-31
PFSWEB INC
filed 2023-04-27
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
Form 10-K/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.            ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to Section 240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2022 (based on the closing price as reported by Nasdaq) was $208,074,243.
There were 22,802,634 shares of the registrant’s Common Stock outstanding as of April 24, 2023.

 EXPLANATORY NOTE
On March 14, 2023, we filed our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 (this “Amendment”) on Form 10-K/A hereby amends and restates Part III, Items 10 through 14 and the Exhibit Index in Item 15 of the Original Filing in their entirety. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the consolidated financial statements previously filed with the Original Form 10-K.
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

 FORWARD-LOOKING STATEMENTS CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Amendment, other than purely historical information, including estimates, projections, expectations, intentions, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this Amendment on 10-K. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “target,” “potential,” “seek,” “strive,” “continue,” “plan,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements involve risks and uncertainties and may include assumptions as to how we may perform in the future, including our overall performance for our clients, as well as the impact of inflation, labor cost increases and overall economic conditions. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” of our Original Filing on Form 10-K and any subsequent amendments thereto or our quarterly reports on Form 10-Q and other filings with the SEC. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially impact such forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
David I. Beatson, age 75, has served as a non-employee Director since November 2000. Mr. Beatson is Chief Executive Officer of Ascent Advisors, LLC a consulting firm he founded in 2000. The firm provides strategic direction to firms in the logistics and supply chain industry as well as merger and acquisition advice for private equity firms investing in such industry. Mr. Beatson is a recognized leader in the field of transportation, logistics and supply chain management having served as Chairman and CEO of several leading companies in the industry. From 2007 until 2012 he was CEO of Globalware Solutions, a global supply chain management solution provider with facilities in North America, Asia and Europe. From July 2003 to April 2005, Mr. Beatson served as Regional CEO North America and Member of the Executive Board of Panalpina, Inc., a leading provider of international air and sea freight forwarding, customs brokerage and third party logistics services. From July 1998 to June 2000, Mr. Beatson served as Chairman, President and CEO of Circle International Group, Inc., a global transportation and logistics company. From 1991 to June 1994, Mr. Beatson served as vice-president of sales and marketing and then from June 1994 until July 1998 as president and CEO of Emery Worldwide, a global transportation and logistics company. Prior to 1991, Mr. Beatson held several management positions in the logistics and transportation industry, including American Airlines and CF Airfreight. He also served on the Board of Directors of Descartes Systems (Nasdaq: DSGX) through May 2020, and served on the Board of Directors of Pilot Freight Services from October 2016 until May 2022. Mr Beatson continues to serve on the Executive Board of ATL Partners and serves on the Board of two privately held companies. Mr. Beatson received his B.S. degree in Business Administration from The Ohio State University and his M.B.A. from the University of Cincinnati. The Board of Directors believes the characteristics that qualify Mr. Beatson for the Board include his long-term experience in the transportation, logistics and supply chain management industry, leadership experience and judgment and knowledge of the Company’s business.
Robert Frankfurt, age 57, was appointed as a non-employee Director in March 2019, in accordance with the provisions of a settlement agreement between the Company and Arnaud Ajdler, Engine Capital, L.P. and certain of its affiliates. Mr. Frankfurt is the Founder of Living Fund, a venture capital fund focused on investing in and building early-stage lifestyle-based health and wellness businesses that seek to reverse and prevent chronic illness while reducing pills and procedures. Prior to founding Living Fund, Mr. Frankfurt was the President and Founder of Myca Partners, a hedge fund focused on small cap investments. Prior to Myca Partners, Mr. Frankfurt spent more than a decade as a Partner and senior portfolio manager at various investment partnerships including Steel Partners and Sandell Asset Management. Mr. Frankfurt began his career as a financial analyst in the mergers and acquisitions department of Bear, Stearns & Co. and later joined Hambro Bank America as an associate focused on merger and acquisition and venture capital transactions. Mr. Frankfurt graduated from the Wharton School of Business in 1987 with a B.S. in Economics and he received his MBA at the Anderson Graduate School of Management at UCLA in 1995 where he was a Venture Capital Fellow and served as Alumni Class President. The Board of Directors believes the characteristics that qualify Mr. Frankfurt for the Board include his financial and management experience, strategic consulting experience, leadership experience and judgment.
G. Mercedes De Luca, age 65, was appointed as a non-employee Director in May 2019. Ms. De Luca has been the Chief Information Officer for Pebble Beach Company since May 2017 and in 2021, she was also appointed to lead the retail division as its General Manager. Prior to Pebble Beach, Ms. De Luca held several executive and senior level positions at notable companies, including at Basecamp from October 2015 through October 2016 as their Chief Operating Officer and Sears Holdings from May 2011 through August 2014 as their Vice President and General Manager of eCommerce. Previously, Ms. De Luca was CEO of MyShape, Inc. and held executive positions with Yahoo! and Interwoven. In these various roles, she led multiple digital transformation efforts that introduced innovative technology solutions to meet strategic goals and drive profitable growth. Ms. De Luca holds a Master of Business Administration from Santa Clara University and a Bachelor of Science in Electrical Engineering from Columbia University. She currently serves on the Board of Directors for INETCO, a retail banking and payment processing software solutions provider. The Board of Directors believes the characteristics that qualify Ms. De Luca for the Board include her extensive experience as a technology executive and leader, expertise in information technology, leadership experience and judgment.

Monica Luechtefeld, age 74, has served as a non-employee Director of the Company since April 2014, and was elected as the Chairperson of the Board of Directors effective as of June 30, 2020. Ms. Luechtefeld is a recognized leader in eCommerce & Internet Retailing. She founded her own consultancy firm in 2012 to provide advisory services in eCommerce strategy as well as online marketing and emerging digital media. From 1993 to 2012, Ms. Luechtefeld held various executive roles within Office Depot, Inc., a Fortune 200 company. She was Executive Vice President eCommerce and Direct Marketing and served as Executive Vice President of European eCommerce. Her previous leadership positions included Executive Vice President Supply Chain & Distribution and Executive Vice President of Global Information Technology, as well as marketing, sales, and business development roles. Ms. Luechtefeld is the Former Chair of the Board of Trustees for the March of Dimes. She also served as a Board Member of Irish Angels, an angel investment group primarily focused on early-stage technology companies and currently serves of the Board of Vitalize Ventures VC, an investment fund focused on the future of work. Ms. Luechtefeld received her B.S. degree from Mount Saint Mary’s University, Cum Laude, and her M.B.A. from the University of Notre Dame, Magna Cum Laude. She also received an honorary doctorate degree from Mount Saint Mary’s University. The Board of Directors believes the characteristics that qualify Ms. Luechtefeld for the Board include her business and leadership experience and judgment and her broad eCommerce industry knowledge.
Benjamin Rosenzweig, age 38, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a settlement agreement between the Company and Privet Fund, L.P. and its affiliates (“Privet”). Mr. Rosenzweig is currently a partner at Privet Fund Management LLC. Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. Mr. Rosenzweig is currently the Executive Chairman of the Board of Directors of Ascent Industries Co. (Nasdaq: ACNT) and a member of the Board of Directors of Hardinge, Inc., (private company, formerly Nasdaq: HDNG). Mr. Rosenzweig also served as a Director of Bed Bath & Beyond (Nasdaq: BBBY) during 2022, Potbelly Corporation (Nasdaq: PBPB) from 2018 through May 2022, Cicero, Inc. (OTC:CICN) from 2017 until 2020, Startek, Inc. (NYSE: SRT) from 2011 through 2018 and RELM Wireless Corporation, now known as BK Technologies Corp. (NYSE MKT: BKTI) from 2013 through 2015. Mr. Rosenzweig graduated magna cum laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics. The Board of Directors believes the characteristics that qualify Mr. Rosenzweig for the Board include his corporate capital and finance experience, leadership experience and judgment.
Michael C. Willoughby, age 59, has served as Chief Executive Officer and a Director since March 2013, as President of PFSweb, Inc. since September 2010 and as Chief Information Officer of the Company from October 2001 until April 2016. Mr. Willoughby has previously served as President of Priority Fulfillment Services, a subsidiary of the Company, from February 2006 to September 2010. From 1999 to 2001, Mr. Willoughby served the Company as Vice President of eCommerce. Prior to joining the Company, Mr. Willoughby served as President and Chief Executive Officer of Design Technologies, Inc., an eCommerce software development firm from 1994 to 1999. Prior to founding Design Technologies, Inc., Mr. Willoughby served as President and Chief Executive Officer of Integration Services, Inc., an IT consulting services company. Mr. Willoughby received his Bachelor of Business Administration degree in Information Systems from Abilene Christian University. The Board of Directors believes the characteristics that qualify Mr. Willoughby for the Board include his long-term experience in the eCommerce industry, expertise in information technology, leadership experience and judgment and extensive knowledge of the Company’s business. On November 9, 2022, the Company announced that Michael Willoughby will take on the role of Executive Director of the Board, in addition to his CEO role. In this position, he will primarily focus on the strategic alternatives process while transitioning management responsibilities to COO Zach Thomann. Mr. Thomann is expected to take on the CEO role at some point in 2023.
Information About Our Executive Officers
In addition to Michael C. Willoughby named above, the following are the names, ages and positions of the other named executive officers of the Company:
Thomas J. Madden, age 61, has served as Executive Vice President, Chief Financial Officer of the Company since its inception in 1999 and Chief Accounting Officer until October 2019. Mr. Madden previously served as Chief Financial Officer of Daisytek International Corporation (“Daisytek”), former parent corporation of the Company, from 1997 to 2000, as Vice President — Finance, Treasurer and as Chief Accounting Officer of Daisytek from 1994 to 2000 and as Controller of Daisytek from 1992 to 1994. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager. Mr Madden received his Bachelor of Science degree in Accounting from Gies College of Business at the University of Illinois Urbana-Champaign.

R. Zach Thomann, age 41, was named as Chief Operating Officer of the Company as of January 2022 and President of Priority Fulfillment Services, Inc., a wholly-owned subsidiary of the Company, as of March 2021 and continues to serve as Executive Vice President of the Company. Mr. Thomann is responsible for strategic direction, operation and management of all PFS activities, including distribution, contact center, client financial services, and omnichannel operations services provided on behalf of PFSweb’s clients. Mr. Thomann served as Executive Vice President and General Manager of the Company’s PFS business unit from 2018 through 2021, Senior Vice President and General Manager of the Company’s PFS business unit from 2017-2018, Senior Vice President and General Manager of Omnichannel Operations from 2016 to 2017, Vice President and General Manager of Omnichannel Operations from 2015 to 2016, Vice President of Program Management from 2013 to 2015, Director of Program Management from 2012 to 2013 and held various program management and client implementation roles from 2003 to 2012. Mr. Thomann received his Master of Business Administration from Naveen Jindal School of Management, UT Dallas and his Bachelor of Science, Corporate Communications from the University of Texas at Austin.
Meetings and Committees of the Board
The Board of Directors met a total of eighteen times during the 2022 calendar year. The Board of Directors has determined that, other than Mr. Willoughby, each director is independent within the meaning of applicable SEC rules and Nasdaq listing standards. The independent directors are able to and generally meet in executive session without the Company’s management at each regularly scheduled quarterly Board meeting.
The Board of Directors does not have a policy regarding director attendance at the annual meeting of stockholders. The Company provides notice of the meeting to the Board of Directors. No independent director attended the 2022 annual meeting.
The Board of Directors currently has a Nominating, Audit, Compensation and Technology and Cybersecurity Committee, each of which is a standing committee of the Board of Directors.
The Nominating Committee is responsible for identifying and evaluating individuals qualified to become Board members and recommending to the Board candidates to stand for election or re-election as directors. The Committee will consider candidates at the recommendation of existing Board members, Company management, search firms or other consultants, or stockholders. Stockholders wishing to recommend director candidates to the Board may do so by writing to the Committee in care of the Corporate Secretary at the Company’s executive office, 9250 N. Royal Lane, Suite 100, Irving, TX 75063. At a minimum, director candidates should have demonstrated achievement in their particular field of endeavor, significant business or other management experience that would be of value to the Company, integrity and high ethical standards, good communication and leadership skills, and the ability and willingness to commit adequate time and attention to carry out their Board duties effectively. The Committee will evaluate candidates through background and reference checks, interviews and an analysis of each candidate’s qualifications and attributes in light of the current composition of the Board and the Company’s leadership needs at the time. The Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, experience and expertise to oversee the Company’s business. Candidates recommended by stockholders will be evaluated with the same standards and process as candidates identified through other individuals or methods. The Nominating Committee is currently comprised of two directors, Mr. Rosenzweig (who serves as the Chairperson) and Ms. Luechtefeld, each of whom has been determined to be independent as discussed above by the Board of Directors. The Nominating Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance (the contents of the website are not incorporated in this Proxy Statement by reference). The Nominating Committee met one time during the 2022 calendar year.
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

The Audit Committee is currently comprised of three directors, Mr. Beatson (who serves as Chairperson), Mr. Frankfurt and Ms. Luechtefeld, each of whom has been determined by the Board of Directors to be independent as discussed above, and is able to read and understand financial statements, including the Company’s balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows. The Board of Directors has determined that, based on his relevant experience as described above, Mr. Beatson is qualified as the audit committee financial expert within the meaning of applicable SEC regulations and has the requisite financial sophistication required by the Nasdaq listing standards. The Audit Committee met a total of fifteen times during the 2022 calendar year. The Audit Committee has adopted a written amended and restated audit committee charter setting out the audit-related functions of the Audit Committee, and the Audit Committee reviews and reassesses the adequacy of the charter on an annual basis. A copy of the charter is available on the Company’s website at https://ir.pfsweb.com/corporate-governance.
The Compensation Committee approves, or in some cases recommends, to the Board, remuneration and compensation arrangements involving the Company’s executive officers and other key employees. The current members of the Compensation Committee are Ms. De Luca (who serves as Chairperson), Mr. Beatson, and Mr. Rosenzweig, each of whom has been determined by the Board of Directors to be independent as discussed above. The Compensation Committee also serves as the Committee which administers the Company’s 2020 Stock and Incentive Plan, as amended and restated (the "Plan"). The Compensation Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance. The Compensation Committee met seven times during the 2022 calendar year.
The Technology and Cybersecurity Committee is responsible for review and oversight of technology-based matters, including information technology and cyber risks and efforts taken by the Company to mitigate such risks. The Technology and Cybersecurity Committee is comprised of three directors. The current members of the Technology and Cybersecurity Committee are Ms. Luechtefeld (who serves as Chairperson), Ms. De Luca and Mr. Frankfurt. The Technology and Cybersecurity Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance. The Technology and Cybersecurity Committee met three times during the 2022 calendar year.
During the 2022 calendar year, no current director attended fewer than 75% in the aggregate of all meetings of the Board and the committees upon which such director served and which were held during the period of time that such person served on the Board or such committee.
Communicating with the Board of Directors
Stockholders wishing to communicate with one or more Directors or the Board as a whole may do so in a writing addressed to the Director(s) or the Board and sent to the Corporate Secretary, PFSweb, Inc., 9250 N. Royal Lane, Suite 100, Irving, TX 75063.
Code of Ethics
The Board has approved codes of business conduct and ethics in accordance with rules of the SEC and Nasdaq listing standards applicable to all officers and employees. The codes are intended to provide guidance to officers and employees to assure compliance with laws and promote ethical behavior. Copies of the Company’s codes of business conduct and ethics may be found on the Company’s website at https://ir.pfsweb.com/corporate-governance, along with any amendments thereto or waivers of its requirements.
Board Leadership Structure
The Company has separated the roles of Chief Executive Officer and Chairman in order to permit the Chief Executive Officer to focus his efforts on maintaining and improving the Company’s operations. In addition, to assure effective independent oversight of the Company management, all of the other Board members are currently independent directors who may meet in executive session without management present. The Board of Directors otherwise has the authority to determine the leadership structure of the Company at any given time. Each committee of the Board is comprised entirely of independent directors. The Company’s Bylaws further permit the appointment of a lead independent director by the other independent directors. The lead director is authorized to prepare the agendas for executive sessions of the independent directors and chair those sessions, facilitate communications between the Chairman and other members of the Board, and act as a liaison to shareholders who request direct communication with the Board. Ms. Luechtefeld served as Chairperson of the Board and lead director effective since June 30, 2020.

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

Item 11.    Executive Compensation
SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer, Chief Financial Officer and most highly compensated executive officers (other than the CEO and CFO) during 2022 (the “Named Executive Officers”) for services rendered to the Company during the two fiscal years ended December 31, 2022:

	Year	Salary	Bonus (3)	Stock Awards (4)	Non-Equity Incentive Plan Compensation (2)	Severance under CIC (1)	All Other Compensation (5)	Total

Michael C. Willoughby (1)	2022	$472,308	$156,250	$1,209,559	$—	$954,000	$14,038	$2,806,155
Chief Executive Officer and	2021	$530,000	$156,250	$1,148,084	$—	$—	$13,047	$1,847,381
President
Thomas J. Madden	2022	$382,000	$87,500	$618,944	$—	$—	$13,251	$1,101,695
Executive Vice President -	2021	$382,000	$87,500	$589,000	$—	$—	$13,890	$1,072,390
Chief Financial Officer
R. Zach Thomann (2)	2022	$469,116	$31,250	$698,229	$376,750	$—	$8,531	$1,583,876
Executive Vice President and	2021	$386,538	$31,250	$376,765	$102,668	$—	$8,242	$905,463
President - PFS Operations

(1)Annual cash-based salary for Mr. Willoughby was $530,000 for the year ended December 31, 2021 and from January 1, 2022 through November 8, 2022 at which time both Mr. Willoughby’s Employment and Severance Agreement (the “ESA”) and Change in Control Severance Agreement (the “CIC”) were amended and restated. Under the ESA through June 30, 2023 (with a possible extension through December 31, 2023), the Company has reduced Mr. Willoughby’s annual cash-based salary from $530,000 to $30,000. Mr. Willoughby will also receive a salary equivalent of $100,000 per quarter paid in the Company's common stock. Such a reduction in salary would have normally triggered the Company’s obligation to pay Mr. Willoughby two primary components that make up a severance payment, comprised of (a) $1,060,000 in a cash payment (the “Cash Payment”) (calculated as two times the current $530,000 cash-based salary) and (b) two times the target level value of all incentive, time-based, and performance-based awards for the 2022 fiscal year. In November 2022, Mr. Willoughby received cash payment of $954,000 as consideration to execute both the ESA and CIC with their new terms. Under certain conditions, Mr. Willoughby is entitled to receive the amount described in (b), above, under the ESA and CIC.
(2)Mr. Thomann's annual base salary was $390,000 from January 1, 2022 through January 20, 2022 and was $475,000 for the remainder of the 2022 fiscal year. Mr. Thomann's annual base salary was $375,000 from January 1, 2021 through March 22, 2021 and $390,000 for the remainder of the 2021 fiscal year. The variance in annual base salary amounts above reflect the timing of compensation adjustments and the timing of payments made under the Company’s bi-weekly payroll processing. In 2022, Mr. Thomann received $126,750 of performance-based cash awards earned under the Plan and a $250,000 retention bonus paid in January 2022. In 2021, Mr. Thomann received $102,668 of performance-based cash awards earned under the Plan.
(3)Represents LiveArea Transaction bonuses earned.
(4)Represents issuance of Performance Share Awards (“Performance Shares”) and Restricted Stock Unit Awards (“RSUs” and together with Performance Shares, the “Awards”) under the Plan. The RSUs are subject to three-year vesting and the Performance Shares are subject to three-year vesting and certain additional criteria, depending upon Award grant, including continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on Nasdaq as compared to the Russell Microcap Index and/or achievement of certain Company or business unit performance goals. The amounts reported in this column represent the grant date fair value for these Awards as calculated in accordance with Accounting Standards Codification Topic 718. The assumptions made in calculating the grant date fair value amounts for the Awards issued in the year ended December 31, 2022 and 2021 are summarized in Note 8 of our Financial Statements and Supplementary Data in the Original Filing on Form 10-K. At the maximum Awards shares, the values for (i) Mr. Willoughby would be: 2022: $1,332,930; 2021: $1,453,665; (ii) for Mr. Madden would be: 2022: $675,638; 2021: $760,128; and (iii) for Mr. Thomann would be: 2022: $774,090; 2021: $477,047. The values for the Awards shares included in this column that were subsequently forfeited were (i) for Mr. Willoughby: 2022: $193,004; 2021: $77,153; (ii) for Mr. Madden: 2022: $115,504; 2021: $47,114; and (iii) for Mr. Thomann: 2022: $14,369; 2021: $25,319. The amounts in this column do not necessarily correspond to the actual economic value that may be realized by the Named Executive Officers from the Awards.

(5)Represents amounts paid in respect of life insurance premiums and Company paid healthcare premiums.

Dividend Equivalents
On November 4, 2022, the Company's Board of Directors declared a special dividend equivalent of $4.50 per share, to the holders of all equity awards under the Plan, granted and outstanding as of the close of business on December 1, 2022, payable in cash upon the achievement of applicable performance goals, vesting, and issuance of such equity awards pursuant to their specific terms. In accordance with the special dividend equivalent declared, Mr. Willoughby is entitled to receive up to $1,189,074 dividend equivalents, of which $576,041 was paid upon the December 31, 2022 vesting of awards, Mr. Madden is entitled to receive up to $517,253 dividend equivalents, of which $278,262 was paid upon the December 31, 2022 vesting of awards, and Mr. Thomann is entitled to receive up to $444,818 dividend equivalents, of which $231,966 was paid upon the December 31, 2022 vesting of awards. The remaining dividend equivalents will be payable upon future vesting of the applicable equity awards.
Salary and Other Benefits
We provide our Named Executive Officers and other employees with a base salary as a component of compensation for services rendered during the year. Additionally, they are provided a variable compensation package that is comprised of short-term and long-term incentive pay. Short-term incentives can be comprised of cash, service-based stock awards, performance-based stock awards or market-based stock awards. Executive officers are eligible to participate in our 401(k) plan and other benefit programs.
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

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR END
The following table sets forth the number of equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2022. There were no unexercised stock options held by any Named Executive Officer at December 31, 2022.

		Stock Awards
Named Executive Officer	Grant Date	Equity incentive plan awards: Number of unearned shares that have not vested (#) (1)	Equity incentive plan awards: Market or payout value of unearned shares that have not vested ($) (2)	Dividend Equivalents (3)

Michael C. Willoughby	4/15/2021	51,359	$315,858	$231,116
	6/14/2022	62,227	$382,696	$280,022

Thomas J. Madden	4/15/2021	23,601	$145,146	$106,205
	6/14/2022	28,594	$175,853	$128,673

R. Zach Thomann	4/15/2021	16,855	$103,658	$75,848
	6/14/2022	38,263	$235,317	$172,184

(1)Awards consist of Performance Shares and RSUs and are shown at the maximum Awards shares issuable under the Plan. The RSUs are subject to three-year vesting and the Performance Shares are subject to three-year vesting and certain additional criteria, depending upon Award grant, including continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on Nasdaq as compared to the Russell Microcap Index and/or achievement of certain Company or business unit performance goals.
(2)Market value is computed by multiplying the number of Performance Shares Awards by $6.15, which was the closing price per share of the Company’s common stock on December 31, 2022, on Nasdaq.
(3)Represents cash value of dividend equivalents on outstanding awards.

EMPLOYMENT, CHANGE OF CONTROL AND TERMINATION ARRANGEMENTS FOR EXECUTIVES
Michael C Willoughby
Effective November 8, 2022, the Company amended and restated both Mr. Willoughby’s ESA and CIC. Under the ESA effective from date of execution through June 30, 2023 (with a possible extension through December 31, 2023), the Company has reduced Mr. Willoughby’s annual cash-based salary from $530,000 to $30,000. Mr. Willoughby will also receive a salary equivalent of $100,000 per quarter paid in the Company's common stock. Such a reduction in salary would have normally triggered the Company’s obligation to pay Mr. Willoughby two components that make up a severance payment, comprised of (a) $1,060,000 in a cash payment (the “Cash Payment”) (calculated as two times the current $530,000 cash-based salary) and (b) two times the target level value of all incentive, time-based, and performance-based awards for the 2022 fiscal year.

Under the ESA, Mr. Willoughby has agreed to receive the reduced cash-based salary of $30,000 plus the quarterly award of the Company's common stock and eliminate entirely the cash component of the severance payment – in both the ESA and CIC – in the event of a future Qualifying Termination (as defined in the ESA and CIC), leaving him with two times the target level value of all incentive, time-based, and performance-based awards for the 2022 fiscal year and health benefits for two years.
Further, Mr. Willoughby has agreed to a two-year non-compete in the CIC (consistent with the existing non-compete in the ESA).
To garner Mr. Willoughby’s agreement to execute the new ESA and CIC with its amended terms, the Company has agreed to pay him $954,000 upon ESA execution (equal to the prior Cash Payment less a 10% discount), and (under the ESA at the time of a Qualifying Termination) allow accelerated and immediate vesting of all existing RSUs and Performance Shares, to the extent not vested based on target performance levels. Additionally, Mr. Willoughby will be eligible for a short-term incentive award grant to be paid in the Company's common stock, for the 2023 calendar year of $386,250 upon the termination of the ESA on June 30, 2023 or, if extended, on December 31, 2023. Mr. Willoughby has agreed to forego any new 2023 long-term incentive component that previously had been valued at $772,500 in each of the past several years.
For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2022 and assuming the Plan had enough shares to issue Awards in 2022 in a consistent manner as the prior year grants, Mr. Willoughby would have been entitled to receive other benefits with an estimated value of approximately $65,000, up to 473,495 shares of the Company’s common stock valued at $2,911,994 based on the $6.15 closing price of the Company’s common stock on December 31, 2022, and cash payments for dividend equivalents of $434,997, such amounts would be the same in the event of a change in control, plus, if applicable, an additional grossed-up amount to cover any excise tax liability. In the event that the Plan does not have sufficient shares approved, stock awards values will be settled in cash. A Change in Control has the meaning provided in Section 409A of the Internal Revenue Code, as amended (the “Code”) and the regulations thereunder.

Thomas J Madden
The Company and Mr. Madden entered into Change in Control Severance Agreements, as amended. Under these agreements, and in consideration of certain commitments of the officer to continue employment, upon the occurrence of a Change in Control, all unvested options held by the officer immediately vest and become exercisable. During the two year period following a Change in Control (whenever occurring), as defined in the applicable agreement, if the employment of the officer is terminated (other than for cause, death, disability or retirement), or if there is a material adverse change in the officer’s responsibilities, compensation or benefits to which the officer does not consent, then, in each case, the officer is entitled to receive from the Company (1) all salary and bonus amounts accrued through the date of termination, (2) a severance payment equal to twice the officer’s salary and bonus amount (which is defined as the greater of (i) the highest annual incentive bonus earned by the executive during the last three completed fiscal years or (ii) the executive’s then target bonus, if any) and (3) continuation for two years of all employee benefits (unless otherwise provided by a subsequent employer). If applicable, the officer is also entitled to receive an additional payment to compensate the officer for any additional excise tax liability arising by reason of the receipt of such severance or bonus payment. The agreement terminates upon the voluntary resignation or termination of employment by the officer.
In addition, upon a Change in Control, certain unvested Performance Shares and all RSUs issued to the officer immediately vest and each recipient is entitled to receive an additional payment to compensate the officer for any additional excise tax liability arising by reason of the receipt of such shares.

The Company and Mr. Madden also entered into Executive Severance Agreements. Under this agreement, and in consideration for, among other things, the agreement by the executive to be bound by a restrictive covenant, in the event of the termination of the employment of the executive other than for cause (including termination following a reduction in the executive’s base salary unless such reduction is part of, and proportionate with, a general reduction in officer compensation), the executive is entitled to a severance payment, based on the executive’s years of service, up to a maximum of twice the executive’s salary and the bonus, if any, that the executive would have received for such fiscal year (based upon the executive’s targeted bonus amount and the Company’s actual results for such fiscal year), payable in monthly installments over a period not to exceed two years (based on the executive’s years of service). In addition, in the event of termination without cause, the executive is entitled during the severance period to a continuation of benefits and to the accelerated vesting of all options then held by the executive, and the executive is considered a continuing employee of the Company for all purposes for which the executive’s status as an employee of the Company would entitle the executive to some benefit, including the vesting of Performance Shares and Restricted Stock Units. The severance payment and benefits are reduced by any compensation or benefits received by the executive from any subsequent employer.
Effective as of December 31, 2008, the Company and Mr. Madden entered into an amendment to the existing Executive Severance Agreement and Change in Control Severance Agreement. The primary purpose of such amendment was to modify such agreements so that they conform to Section 409A of the Code. In addition, the amendment to the Executive Severance Agreement modified the calculation of the severance amount thereunder so that it is based on the highest annual rate of base salary during the 12-month period immediately prior to the qualifying termination.
For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2022 and assuming the Plan had enough shares to issue Awards in 2022 in a consistent manner as the prior year grants: Mr. Madden would have been entitled to receive aggregate cash payments of approximately $764,000 (payable over 24 months), other benefits with an estimated value of approximately $65,000, up to 164,499 shares of the Company’s common stock valued at $1,011,669 based on the $6.15 closing price of the Company’s common stock on December 31, 2022, and cash payments for dividend equivalents of $199,899 (and, in the event of a change in control, an additional amount of up to 34,865 shares of the Company’s common stock valued at $214,420 based on the $6.15 closing price of the Company’s common stock on December 31, 2022, plus, if applicable, an additional payment to cover any excise tax liability). In the event that the Plan does not have sufficient shares approved, stock awards values will be settled in cash.

R Zach Thomann
The Company and Mr. Thomann have entered into an Employment Agreement under which in the event of the termination of the employment of the executive other than for cause (including termination following a reduction in the executive’s base salary unless such reduction is part of, and proportionate with, a general reduction in officer compensation), the executive is entitled to a severance payment of twelve months of the executive’s salary, payable in monthly installments. In addition, in the event of termination without cause, Mr. Thomann is considered a continuing employee of the Company for all purposes for which the executive’s status as an employee of the Company would entitle the executive to the vesting of Performance Shares and RSUs.
For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2022 and assuming the Plan had enough shares to issue Awards in 2022 in a consistent manner as the prior year grants: Mr. Thomann would have been entitled to receive aggregate cash payments of approximately $475,000 (payable over 12 months), up to 30,623 shares of the Company’s common stock valued at $188,331 based on the $6.15 closing price of the Company’s common stock on December 31, 2022 and cash payments for dividend equivalents of $137,805 (and, in the event of a Change in Control, an additional amount of up to 6,784 shares of the Company’s common stock valued at $41,722 based on the $6.15 closing price of the Company’s common stock on December 31, 2022, and incremental cash payment of dividend equivalents of $30,528 plus, if applicable, an additional payment to cover any excise tax liability). In the event that the Plan does not have sufficient shares approved, stock awards values will be settled in cash.

TRANSACTION BONUS AGREEMENT

Mr. Willoughby, Mr. Madden and Mr. Thomann each entered into a Transaction Bonus Agreement with the Company under which such executive officer would be eligible to receive a cash payment based on a percentage of the total “transaction value” received by the Company upon a Change in Control of the Company (as defined specifically in such Transaction Bonus Agreement, with an Outside Closing Date of December 31, 2023) in connection with the Company’s strategic alternatives initiative. The Transaction Bonus Agreement for each of the above executive officers is consistent, except with percentages of the “transaction value” payable as cash bonuses as follows, respectively: Mr. Willoughby: 0.255%, Mr. Madden 0.225%, and Mr. Thomann 0.305%. For purposes of the calculation of the transaction bonuses, “transaction value” will have the same meaning as set forth in the engagement letter with Raymond James, the banker working with the Company on the strategic alternatives initiative. If the individual’s conditions are met, such bonus will be paid as soon as practicable upon the closing of any such transaction, but in no event later than 30 days of the closing of a transaction. The transaction bonuses for Messrs. Willoughby, Madden and Thomann provide a full gross up if the transaction bonus along with all other compensation constitute “parachute payments” that will be subject to the excise tax. If the Company experiences a Change in Control, the gross up payment, if any, will be equal to the sum of the excise tax payable by the executive, plus the amount necessary to put the executive in the same after-tax position (taking into account any and all applicable federal, state, local and foreign income, employment and excise taxes, including the excise tax and any income and employment taxes imposed on the gross-up payment) that the executive would have been in if the executive had not incurred any tax liability under Section 4999 of the Code. If owed, the Company shall pay to the executive, no later than the time the excise tax is required to be paid by the executive, so long as the Company’s Compensation Committee can confirm such tax (and amount), based upon the advice of the Company’s independent certified public accountants. If the Company receives such advice, it will pay the executive a grossed-up amount in connection with the Transaction Bonus as soon as practical, but in no event later than 30 days after such gross-up confirmation by the Compensation Committee. The Transaction Bonus Agreement requires the executive to be employed through the closing contemplated therein.

2022 DIRECTOR COMPENSATION
The following table sets forth the compensation earned by non-employee Directors for their service on the Board of Directors and its committees, as applicable, during the year ended December 31, 2022:

	Fees Earned
Director	Cash	Stock Awards (1)	Option Awards (1)	Total

David I. Beatson (2)	$7,500	$120,000	$—	$127,500
Monica Luechtefeld (3)	15,000	120,000	—	135,000
Benjamin Rosenzweig (4)	—	120,000	—	120,000
Robert Frankfurt (5)	—	120,000	—	120,000
G. Mercedes De Luca (6)	7,500	120,000	—	127,500

(1)Represents aggregate grant date fair value in accordance with ASC Topic 718. See Note 8 of our Financial Statements and Supplementary Data in the Original Filing on Form 10-K for the assumptions used in calculating these amounts.
(2)Mr. Beatson had 40,000 options and 138,778 deferred stock units outstanding as of December 31, 2022 and in the year ended December 31, 2022 he earned $7,500 in chairperson fees.
(3)Ms. Luechtefeld had 30,000 options and 136,003 deferred stock units outstanding as of December 31, 2022 and in the year ended December 31, 2022 she earned $15,000 in chairperson fees.
(4)Mr. Rosenzweig had 40,000 options and 138,778 deferred stock units outstanding as of December 31, 2022.
(5)Mr. Frankfurt had 30,000 options and 78,240 deferred stock units outstanding as of December 31, 2022.
(6)Ms. De Luca had 30,000 options and 72,481 deferred stock units outstanding as of December 31, 2022 and in the year ended December 31, 2022 she earned $7,500 in chairperson fees.

For 2022, each non-employee Director received a quarterly retainer (“Retainer”) equal to $30,000. Each quarterly Retainer is effected through the issuance of Deferred Stock Units (each, a “DSU”) under the Plan. Each DSU represents the right to receive a number of shares of the Company's common stock equal to the Retainer divided by the closing price of the Company's common stock immediately preceding the DSU grant date.
In addition, the Chairperson of the Board and the chairpersons of the Audit, Compensation and Technology and Cybersecurity Committees are entitled to receive an annual cash payment of $7,500.
In accordance with the special dividend equivalent declared (as described above), Mr. Beatson received $804,501 dividend equivalents, of which $180,000 was paid in cash in the first quarter of fiscal 2023, Ms. Luechtefeld received $747,014 dividend equivalents of which $135,000 was paid in cash in the first quarter of fiscal 2023, Mr. Rosenzweig received $804,501 dividend equivalents, of which $180,000 was paid in cash in the first quarter of fiscal 2023, Mr. Frankfurt received $487,080 dividend equivalents of which $135,000 was paid in cash in the first quarter of fiscal 2023, and Ms. De Luca received $461,165 dividend equivalents of which $135,000 was paid in cash in the first quarter of fiscal 2023. The remaining dividend equivalents will be payable upon future vesting of the applicable equity awards.
Directors who are also employees of the Company or any of its subsidiaries receive no remuneration for serving as Directors or Committee members.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of April 3, 2023, certain information regarding the beneficial ownership of the Company’s common stock by (i) each person who is known to the Company to beneficially own more than 5% of the Company's common stock, (ii) each of the Directors and Named Executive Officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, also includes shares acquirable within 60 days. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

Name and Address of Beneficial Owner	Number of Shares	Percent (1)

transcosmos, inc. (2)
Shibuya First Tower 1-2-20, Higashi, Shibuya-ku
Tokyo 150-0011 Japan	3,678,779	16.0%
AWM Investment Company, Inc.
527 Madison Avenue, Suite 2600, New York, NY 10022	2,054,155	9.0%
Bank of America Corporation
100 North Tryon Street, Charlotte, North Carolina 28255	1,768,059	7.7%
Voss Capital, LLC
3773 Richmond Ave, Suite 500, Houston, TX 77046	1,455,131	6.3%
Newtyn Management, LLC
60 E 42nd St, Suite 960, New York, NY 10165	1,206,502	5.3%
Michael C. Willoughby	649,589	2.8%
Thomas J. Madden	483,463	2.1%
David I. Beatson (3)	219,139	*
Benjamin Rosenzweig (3)	206,874	*
R. Zach Thomann	183,306	*
Monica Luechtefeld (3)	171,981	*
Mark Fuentes	116,826	*
Robert Frankfurt (3)	114,218	*
G. Mercedes De Luca (3)	108,459	*
Laura L. Bracken	—	*

All directors and executive officers as a group (10 persons) (4)	6,683,547	29.2%

*    Represents less than 1%
(1)This table is based on 22,927,100 shares of the Company's common stock outstanding on April 3, 2023. To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator those shares underlying options, stock awards and deferred stock units beneficially owned by that stockholder that are vested or that will vest within 60 days. Options, stock awards and deferred stock units held by other stockholders, however, are disregarded in the calculation of beneficial ownership. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ.
(2)Based on a March 25, 2014 Form SC 13 D/A filed by transcosmos, inc with the Securities and Exchange Commission.
(3)     Includes the following shares issuable under outstanding vested options, vested stock awards, and deferred stock units: David I. Beatson - 178,778; Benjamin Rosenzweig - 184,756; Monica Luechtefeld - 166,003; Robert Frankfurt - 108,240; and G. Mercedes De Luca - 102,481.
(4)     Includes 740,258 shares of the Company's common stock issuable under outstanding vested options, vested stock awards, and deferred stock units.

The following table summarizes information with respect to the Plan under which equity securities of the Company are authorized for issuance as of December 31, 2022:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (3)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category (1)
Equity compensation plans approved by shareholders	1,238,420	$7.80	886,427
Equity compensation plans not approved by shareholders	—		—

(1)See Note 10 of our Financial Statements and Supplementary Data in the Original Filing on Form 10-K for more detailed information regarding the Company’s equity compensation plans.
(2)Excludes 136,940 service-based RSUs, 180,570 Performance Shares and 564,280 deferred stock units.
(3)Excludes 147,535 service-based RSUs and 335,496 Performance Shares which vested as of December 31, 2022 and were issued in the first quarter of 2023.

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
In 2013 we entered into a Securities Purchase Agreement, as amended, (the “Purchase Agreement”) with transcosmos inc., a Japanese business processing outsourcing company (“TCI”), pursuant to which the Company sold shares of the Company’s common stock to TCI in a private placement transaction. TCI is currently the Company’s largest shareholder. The Purchase Agreement provides TCI with certain preemptive rights and subjects TCI to certain share transfer restrictions and standstill provisions.
Other Transactions
We have entered into various employment related agreements and compensatory arrangements with our executive officers and Directors that provide for compensatory and certain severance and change of control benefits. For a description of these see sections above in Item 11 – Executive Compensation titled “Employment, Change of Control and Termination Arrangements for Executives” and “2022 Director Compensation.”

Item 14.    Principal Accounting Fees and Services

Fees billed to the Company by Whitley Penn, LLP for the year 2022
The following table sets forth (i) the aggregate fees billed by Whitley Penn, LLP relating to the audit of the consolidated financial statements and (ii) the fees for other professional services billed by Whitley Penn, LLP in connection with services rendered during 2022.

Fee Type	2022
Audit fees (a)	$493,000

(a)Includes fees for professional services rendered in connection with the audits of the annual financial statements and the effectiveness of internal control over financial reporting, reviews of the quarterly financial statements, and services provided in connection with other regulatory filings.

All of the fees listed in the chart above were pre-approved by the Audit Committee, which concluded that the provisions of such services by Whitley Penn, LLP was compatible with the maintenance of that firm’s independence in the conduct of its audit.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non Audit Services of Independent Registered Public Accountants
The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. During 2022 all audit, non-audit and tax services provided by Whitley Penn, LLP were pre-approved by the Audit Committee in accordance with this policy.

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

10.9	Industrial Lease agreement dated March 18, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.9.1	First Amendment to Industrial Lease agreement dated June 1, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.9.2	Second Amendment to Industrial Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.10*	Employment Agreement by and between Priority Fulfillment Services, Inc., a Delaware corporation and Zach Thomann, dated as of May 17, 2020

10.11	Logistics Warehouse Lease Agreement between Weerts Logistic Park III NV and Supplies Distributors SA

10.12	Warehouse Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc.

10.12.1	First Amendment to Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc. dated as of May 3, 2021.

10.13	Warehouse Lease Agreement between Matter Cheyenne Logistics, LLC and Priority Fulfillment Services, Inc.

10.14*	2020 Stock and Incentive Plan.

10.14.1*	Amendment to the 2020 Stock and Incentive Plan

10.15*	Form of 2020 STI Company Performance Based Share Award.

10.16*	Form of Amended and Restated 2020 LTI Performance Based Restricted Stock Unit Award.

10.17*	Form of Amended and Restated 2020 LTI Time Based Restricted Stock Unit Award.

10.18*	Form of Amended and Restated 2020 LTI TSR Performance Share Award Agreement.

10.19*	Form of STI Company Performance Based Cash Award

10.20*	Form of STI Company Performance Based Share Award

10.21*	Form of LTI Performance Based Restricted Stock Unit Award

10.22*	Form of LTI Time Based Restricted Stock Unit Award

10.23*	Form of LTI TSR Performance Share Award

10.24*	Form of Deferred Stock Unit Award Agreement

10.25	Agreement for Lease between Mountpark Logistics EU 2017 23 S.A.R.L, Conexus Limited (now known as PFS Global Services UK Limited) and PFSweb, Inc., as Guarantor dated October 15, 2018

10.26	Lease between Mountpark Logistics EU 2017 23 S.A.R.L, Conexus Limited (now known as PFS Global Services UK Limited) and PFSweb, Inc., as Guarantor dated November 9, 2018

10.27	Industrial Building Lease between Priority Fulfillment Services, Inc. and Cheyenne Clayton DRI, LLC dated as of December 13, 2021

10.28	Lease Agreement between CRP/AI Freeport Parkway Owner, L.P., as Landlord, and Priority Fulfillment Services, Inc., as Tenant dated September 29, 2022

10.28.1	Lease Guaranty Agreement between Priority Fulfillment Services, Inc. as Tenant, and CRP/AI Freeport Parkway Owner, L.P., as Landlord, PFSweb, INC., (“Guarantor”) dated September 29, 2022

10.29*	Executive Employment and Severance Agreement Amended and Restated by and between PFSweb, Inc. and Michael C Willoughby.

10.30*	Change of Control Agreement Amended and Restated by and between PFSweb, Inc. and Michael C Willoughby.

10.31*	Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and Michael Willoughby.

10.31.1*	Amendment to Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and Michael Willoughby.

10.32*	Transaction Retention Bonus Agreement by and between Zach Thomann and Priority Fulfillment Services, Inc. dated as of January 18, 2022.

10.33*	Form of Amendment to Transaction Bonus Agreement between PFSweb, Inc., Priority Fulfillment Services, Inc. and Executives dated December 16, 2022

10.34*	2018 Stock and Incentive Plan of PFSweb, Inc.

10.35*	Deferred Stock Unit Award Agreement

16.1	Letter from BDO USA, LLP

16.2	Letter from Whitley Penn, LLP

23.1	Consent of Whitley Penn, LLC Independent Registered Public Accounting Firm Whitley Penn, LLP, Dallas, Texas, PCAOB ID: 726

23.2	Consent of BDO USA, LLP Independent Registered Public Accounting Firm BDO USA, LLP, Dallas, Texas, PCAOB ID: 243

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104**	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).
*    Denotes management or compensatory agreements
**    Filed herewith
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 27, 2023	By:	/s/Thomas J. Madden
Thomas J. Madden,
Executive Vice President and Chief Financial Officer