Form 10-Q
period 2023-03-31
PFSWEB INC
filed 2023-05-09
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
(972) 881-2900
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of May 1, 2023, there were 22,802,635 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$39,741	$30,034
Accounts receivable, net of reserve for credit loss of $375 and $365 at March 31, 2023 and December 31, 2022, respectively	49,398	82,540
Other receivables	1,936	9,578
Prepaid expenses and other current assets	7,393	7,665
Total current assets	98,468	129,817
Property and equipment:
Cost	80,550	80,131
Less: accumulated depreciation	(60,635)	(59,243)
	19,915	20,888
Operating lease right-of-use assets, net	30,084	30,841
Goodwill	21,468	21,310
Other assets	1,486	1,806
Total assets	$171,421	$204,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$20,286	$38,518
Accrued expenses	24,284	36,973
Current portion of operating lease liabilities	9,118	8,284
Current portion of finance lease obligations	63	72
Deferred revenues	3,055	3,906
Total current liabilities	56,806	87,753
Finance lease obligations, less current portion	10	22
Deferred revenue, less current portion	970	870
Operating lease liabilities, less current portion	23,783	25,478
Other liabilities	4,902	4,315
Total liabilities	86,471	118,438

Shareholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 23,056,513 and 22,725,116 issued and 22,926,949 and 22,691,649 outstanding at March 31, 2023 and December 31, 2022, respectively	23	23
Additional paid-in capital	180,661	180,353
Accumulated deficit	(92,269)	(90,893)
Accumulated other comprehensive loss	(2,944)	(3,134)
Treasury stock at cost, 129,564 and 33,467 shares at March 31, 2023 and December 31, 2022, respectively	(521)	(125)
Total shareholders’ equity	84,950	86,224
Total liabilities and shareholders’ equity	$171,421	$204,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Service fee revenue	$47,612	$45,531
Product revenue, net	—	3,197
Pass-through revenue	21,652	17,759
Total revenues	69,264	66,487
Costs of Revenues:
Cost of service fee revenue	35,997	36,492
Cost of product revenue	—	2,951
Cost of pass-through revenue	21,652	17,759
Total costs of revenues	57,649	57,202
Gross profit	11,615	9,285
Selling, general and administrative expenses	12,532	16,428
Loss from operations	(917)	(7,143)
Interest (income) expense, net	(78)	6
Loss before income taxes	(839)	(7,149)
Income tax expense, net	645	318
Net loss	$(1,484)	$(7,467)

Loss per share:
Basic	$(0.06)	$(0.33)
Diluted	$(0.06)	$(0.33)
Weighted average number of shares outstanding:
Basic	23,079	22,445
Diluted	23,079	22,445
Comprehensive loss:
Net loss	$(1,484)	$(7,467)
Foreign currency translation adjustment	190	(507)
Total comprehensive loss	$(1,294)	$(7,974)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity
Balance, December 31, 2021	22,131,546	$21	$177,511	$33,522	$(1,153)	33,467	$(125)	$209,776
Net loss	—	—	—	(7,467)	—	—	—	(7,467)
Stock-based compensation	—	—	739	—	—	—	—	739
Exercise of stock options	55,999	—	303	—	—	—	—	303
Issuance of shares under stock-based compensation awards	287,317	—	—	—	—	—	—	—
Tax withholding on shares issued under stock-based compensation awards	—	—	(1,303)	—	—	—	—	(1,303)
Foreign currency translation	—	—	—	—	(507)	—	—	(507)
Balance, March 31, 2022	22,474,862	$21	$177,250	$26,055	$(1,660)	33,467	$(125)	$201,541

Balance, December 31, 2022	22,725,116	$23	$180,353	$(90,893)	$(3,134)	33,467	$(125)	$86,224
Net loss	—	—	—	(1,484)	—	—	—	(1,484)
Stock-based compensation	—	—	1,004	—	—	—	—	1,004
Issuance of shares under stock-based compensation awards	331,397	—	—	—	—	—	—	—
Tax withholding on shares issued under stock-based compensation awards	—	—	(696)	—	—	—	—	(696)
Adjustments to dividend equivalents, net	—	—	—	108	—	—	—	108
Repurchase of common stock	—	—	—	—	—	96,097	(396)	(396)
Foreign currency translation	—	—	—	—	190	—	—	190
Balance, March 31, 2023	23,056,513	$23	$180,661	$(92,269)	$(2,944)	129,564	$(521)	$84,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,484)	$(7,467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,051	1,955
Deferred income taxes	681	68
Stock-based compensation expense	1,004	739
Other	4	(74)
Changes in operating assets and liabilities:
Accounts receivable	33,143	22,517
Inventories	(24)	3,186
Prepaid expenses, other receivables and other assets	8,263	320
Operating leases	604	(394)
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(28,263)	(15,440)
Net cash provided by operating activities	15,979	5,410

Cash flows from investing activities:
Purchases of property and equipment	(1,030)	(1,662)
Proceeds from sale of property and equipment	8	10
Net cash used in investing activities	(1,022)	(1,652)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	303
Taxes paid on behalf of employees for withheld shares	(696)	(1,303)
Payment of dividend equivalents	(3,480)	—
Repurchase of common stock	(313)	—
Payments on finance lease obligations	(25)	(102)
Net cash used in financing activities	(4,514)	(1,102)

Effect of exchange rates on cash, cash equivalents and restricted cash	(736)	(207)
Net increase in cash and cash equivalents	9,707	2,449

Cash and cash equivalents, beginning of period	30,034	152,332
Restricted cash, beginning of period	—	214
Cash, cash equivalents and restricted cash, beginning of period	30,034	152,546

Cash and cash equivalents, end of period	39,741	154,781
Restricted cash, end of period	—	214
Cash, cash equivalents and restricted cash, end of period	$39,741	$154,995

Supplemental cash flow information:
Cash received for income taxes	$7,361	$56
Cash received for interest income	$173	$11
Cash paid for income taxes	$1,003	$146
Cash paid for interest	$1	$5
Non-cash investing and financing activities:
Operating lease right-of-use assets acquired under operating lease liabilities	$1,146	$641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of PFSweb, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all normal and recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss, statements of shareholders' equity, and statements of cash flows for the periods indicated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. This report should be read in conjunction with our Annual Report on Form 10-K and as amended by Form 10-K/A for the year ended December 31, 2022.  We refer to PFSweb, Inc. and its consolidated subsidiaries collectively as “PFSweb,” “PFS,” the “Company,” “us,” “we” and “our” in these unaudited condensed consolidated financial statements.
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
Income Taxes
For the three months ended March 31, 2023 and 2022, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings by certain jurisdictions and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in certain jurisdictions.
Impact of Recently Issued Accounting Standards
On January 1, 2023, we adopted ASC 326 "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," ("ASC 326") using the prospective transition approach. This standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASC 326 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

3. Commitments and Contingencies
The Company may be subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties as well as confidentiality and data privacy matters. The Company is generally required to indemnify its service fee clients against any third party claims asserted against such clients alleging (i) infringement by the Company of the patents, trademarks and other intellectual property rights of third parties and (ii) a breach of confidentiality and/or data privacy. While we are unable to determine the ultimate outcome of any liabilities resulting from these claims, we do not believe the resolution of any particular matter will have a material adverse effect on the Company’s financial position or results of operations.
4. Revenue from Contracts with Clients and Customers
Contract Assets and Contract Liabilities
Costs to fulfill contract assets decreased $0.8 million from December 31, 2022 to March 31, 2023, primarily due to amortization and recognition of costs. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and/or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Contract liabilities were $7.5 million at December 31, 2022, of which $1.1 million were amortized to revenue during the three months ended March 31, 2023.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the three months ended March 31, 2023 were not materially impacted by any other factors.
Contract balances consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Contract Assets
Costs to fulfill	$3,027	$3,829
Total contract assets	$3,027	$3,829
Contract Liabilities
Accrued contract liabilities	$2,681	$2,757
Deferred revenue	4,025	4,776
Total contract liabilities	$6,706	$7,533

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. The amount reported for remaining performance obligations does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $19.7 million. We expect to recognize revenue on approximately 42% of the remaining performance obligations in 2023, 33% in 2024, and the remaining recognized thereafter.
Disaggregation of Revenues
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Over time	$69,264	$63,290
Point-in-time	—	3,197
Total revenues	$69,264	$66,487

Point-in-time revenues consist of product revenue which was dependent on the Ricoh distributor agreement. Effective March 2022, as part of Ricoh's continued restructuring of its operations, the Ricoh distributor agreement was terminated and as a result, our product revenue model with Ricoh was discontinued.
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues by region:
United States	$57,805	$55,940
Canada	1,284	1,232
Europe	10,175	9,315
Total revenues	$69,264	$66,487

5. Share Repurchase Program
During March 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock during a period of up to two years. The share repurchase program does not require the Company to repurchase shares and can be terminated at any time. During the three months ended March 31, 2023, the Company repurchased 96,097 shares of its common stock in the open market at an average price of $4.10 per share for an aggregate amount of $0.4 million pursuant to the share repurchase program. As of March 31, 2023, the Company had remaining authorization under the share repurchase program to purchase up to 903,903 shares. The cost of repurchased shares and direct costs are recorded as Treasury Stock in the Company's condensed consolidated balance sheet.
In April 2023, the Company purchased an additional 138,466 shares of its common stock in the open market for an aggregate amount of $0.6 million pursuant to the share repurchase program.
6. Loss Per Share
Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the reporting period. In periods when we recognize a net loss from continuing operations, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of March 31, 2023 and 2022 we had outstanding common stock equivalents of approximately 1.8 million and 1.5 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
7. Stock-Based Compensation
In January 2023, the Company completed its annual grant of restricted stock units and performance-based units to certain executives and employees under the Company’s Stock and Incentive Plans, as amended and restated, (the "Employee Plans") that allow them to earn up to approximately 620,700 shares of common stock that will vest, subject to meeting certain criteria, over a period of up to three years. Stock-based compensation expense was $1.0 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. These expenses were included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.
During the three months ended March 31, 2023, the Company paid dividend equivalents of $3.5 million related to a special dividend equivalent declared and accrued during the fourth quarter of 2022. As of March 31, 2023, the Company had $3.8 million remaining accrued for the dividend equivalents payable to holders of eligible outstanding awards under the Employee Plans, of which $3.4 million and $0.4 million are included in accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheet.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Forward-Looking Information
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “project,” “predict,” “future,” “target,” “seek,” “continue” and other similar expressions. These forward-looking statements involve risks and uncertainties and may include assumptions as to how we may perform in the future. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I, Item 1A: Risk Factors” of our original filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the "SEC") on March 14, 2023 (the “Annual Report”), as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in the Annual Report and our other filings with the SEC, including any quarterly reports on Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. There may be additional risks we do not currently view as material or that are not presently known or that are beyond our ability to control or predict. Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
Key Events and Trends
During March 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock during a period of up to two years. The share repurchase program does not require the Company to repurchase shares and can be terminated at any time. During the three months ended March 31, 2023, the Company repurchased 96,097 shares of its common stock in the open market at an average price of $4.10 per share for an aggregate amount of $0.4 million pursuant to the share repurchase program. As of March 31, 2023, the Company had remaining authorization under the share repurchase program to purchase up to 903,903 shares.
In April 2023, the Company purchased an additional 138,466 shares of its common stock in the open market for an aggregate amount of $0.6 million pursuant to the share repurchase program.
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

Operating Results
The following table discloses certain financial information about our continuing operations for the periods presented and excludes results of our discontinued operations. The financial information below is expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,			% of Total Revenues
	2023	2022	Change	2023		2022
Revenues
Service fee revenue	$47,612	$45,531	$2,081	68.7%		68.5%
Product revenue, net	—	3,197	(3,197)	—%		4.8%
Pass-through revenue	21,652	17,759	3,893	31.3%		26.7%
Total revenues	69,264	66,487	2,777	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	35,997	36,492	(495)	75.6%	(1)	80.1%
Cost of product revenue	—	2,951	(2,951)	—%	(2)	92.3%
Cost of pass-through revenue	21,652	17,759	3,893	100.0%	(3)	100.0%
Total costs of revenues	57,649	57,202	447	83.2%		86.0%
Service fee gross profit	11,615	9,039	2,576	24.4%	(1)	19.9%
Product revenue gross profit	—	246	(246)	—%	(2)	7.7%
Total gross profit	11,615	9,285	2,330	16.8%		14.0%
Selling, General and Administrative expenses	12,532	16,428	(3,896)	18.1%		24.7%
Loss from operations	(917)	(7,143)	6,226	(1.3)%		(10.7)%
Interest (income) expense, net	(78)	6	(84)	(0.1)%		—%
Loss before income taxes	(839)	(7,149)	6,310	(1.2)%		(10.8)%
Income tax expense, net	645	318	327	0.9%		0.5%
Net loss	$(1,484)	$(7,467)	$5,983	(2.1)%		(11.2)%
(1)    Represents the percentage of Service fee revenue.
(2)    Represents the percentage of Product revenue, net.
(3)    Represents the percentage of Pass-through revenue.

Total revenues for the three months ended March 31, 2023 increased by $2.8 million compared with the corresponding period in 2022. Service fee revenue for the three months ended March 31, 2023 increased $2.1 million compared to the corresponding period in 2022 from new client fulfillment activity and expansion of existing client relationships, partially offset by the impact of a decline in call center activity and reduced technology related services.
Product revenue, net, for the three months ended March 31, 2023, decreased by $3.2 million, compared with the corresponding period in 2022. Product revenue was eliminated in March 2022 after a prior client, Ricoh, restructured its operations and, as a result, our product revenue model with this client was discontinued.
Pass-through revenue for the three months ended March 31, 2023 increased by $3.9 million compared to the corresponding period in 2022. The increase is primarily due to new client activity and expansion of existing client freight activity, the primary component of pass-through revenue.
Gross margin increased by 2.8% to 16.8% for the three months ended March 31, 2023 as compared to 14.0% in the same period of the prior year. The increased gross margin is due to an increase of our service fee margin of 4.5% to 24.4% for the three months ended March 31, 2023 as compared to 19.9% in the corresponding period in 2022, in part due to productivity enhancements and certain pricing increases put into place throughout 2022. We continue to implement actions to offset increasing labor costs including leveraging our multi-node network and distributing work to our centers with more available labor and/or lower costs and working together with our clients to reduce costs. These benefits were partially offset by reduced levels of higher margin technology related service fees.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3.9 million for the three months ended March 31, 2023, compared to the corresponding period in 2022. The decrease was primarily due to reduced professional fees, primarily resulting from incremental costs incurred in the three months ended March 31, 2022 relating to the Company's prior LiveArea business unit divestiture and regaining SEC filing compliance, as well as reductions in corporate overhead costs, primarily personnel and occupancy expenses.
Income Taxes
For the three months ended March 31, 2023 loss before income taxes was $0.8 million and income tax expense was $0.6 million resulting in an effective tax rate of (76.9)%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2023 primarily due to deferred U.S. federal tax on discrete items.
For the three months ended March 31, 2022, loss before income taxes was $7.1 million and income tax expense was $0.3 million resulting in an effective tax rate of (4.4)%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended March 31, 2022 primarily due to state and foreign tax expense.
Liquidity and Capital Resources
As of March 31, 2023, we have $39.7 million of cash and cash equivalents, no bank debt outstanding, $0.1 million of current obligations on finance leases and $9.1 million of current obligations on operating leases. We currently believe our cash position will satisfy our known operating cash needs, working capital and capital expenditure requirements, debt and lease obligations, loans to our subsidiaries, if needed, remaining dividend equivalent payables and potential share repurchases for at least the next twelve months. However, our cash position could be impacted by the overall economic environment and its impact on our business activity and the increasing labor costs as a result of labor market shortages or inflation.
To further strengthen our liquidity position, we are evaluating entering into an asset-based lending facility during 2023. We continue to evaluate our liquidity options in light of various financing alternatives potentially available including the sale of equity, utilizing capital or operating leases, or entering into credit facility or debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof.
Cash Flows from Operating Activities
During the three months ended March 31, 2023 and 2022, net cash provided by operations was $16.0 million and $5.4 million, respectively. The increase in operating cash flow in 2023, compared to the corresponding period in 2022, was primarily due to a decrease in net loss, excluding non-cash expenses, and changes in working capital, primarily related to the amount and timing of client revenue billings and collections and vendor purchasing and payment activity, all of which fluctuated during our seasonal peak periods. Additionally, cash flow for the three months ended March 31, 2023 was positively impacted by the receipt of tax refunds related to prior period overpayments of estimated income taxes.
Cash Flows from Investing Activities
Cash used in investing activities include capital expenditures of $1.0 million and $1.7 million during the three months ended March 31, 2023 and 2022, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in additions and upgrades to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $8.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed.
Cash Flows from Financing Activities
During the three months ended March 31, 2023, cash used in financing activities was $4.5 million primarily related to dividend equivalents paid, withholding taxes paid on behalf of employees and common stock share repurchases. Cash used in financing activities was $1.1 million during the three months ended March 31, 2022 primarily driven by withholding taxes paid on behalf of employees.

Working Capital
During the three months ended March 31, 2023, our working capital decreased to $41.7 million compared to $42.1 million at December 31, 2022, which was primarily a result of $1.0 million of capital expenditures and $0.7 million of tax withholding on shares issued under stock-based compensation awards in the three months ended March 31, 2023, partially offset by income generated by operations, excluding non-cash depreciation and amortization expense and stock-based compensation expense.
Debt and Finance Lease Obligations
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of March 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the three months ended March 31, 2023, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.

ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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

4.2	Description of Registrant's securities.

10.14*	2020 Stock and Incentive Plan.

10.14.1*	Amendment to the 2020 Stock and Incentive Plan

10.15*	Form of 2020 STI Company Performance Based Share Award.

10.16*	Form of Amended and Restated 2020 LTI Performance Based Restricted Stock Unit Award.

10.17*	Form of Amended and Restated 2020 LTI Time Based Restricted Stock Unit Award.

10.18*	Form of Amended and Restated 2020 LTI TSR Performance Share Award Agreement.

10.19*	Form of STI Company Performance Based Cash Award

10.20*	Form of STI Company Performance Based Share Award

10.21*	Form of LTI Performance Based Restricted Stock Unit Award

10.22*	Form of LTI Time Based Restricted Stock Unit Award

10.23*	Form of LTI TSR Performance Share Award

10.24*	Form of Deferred Stock Unit Award Agreement

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).

*    Denotes management or compensatory agreements
**    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 9, 2023

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President