Form 10-Q
period 2023-06-30
PFSWEB INC
filed 2023-08-08
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of August 1, 2023, there were 22,745,012 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$39,022	$30,034
Accounts receivable, net of reserve for credit loss of $383 and $365 at June 30, 2023 and December 31, 2022, respectively	44,917	82,540
Other receivables	2,251	9,578
Prepaid expenses and other current assets	6,478	7,665
Total current assets	92,668	129,817
Property and equipment:
Cost	78,919	80,131
Less: accumulated depreciation	(58,459)	(59,243)
	20,460	20,888
Operating lease right-of-use assets, net	34,979	30,841
Goodwill	21,795	21,310
Other assets	1,717	1,806
Total assets	$171,619	$204,662
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,288	$38,518
Accrued expenses	22,659	36,973
Current portion of operating lease liabilities	8,987	8,284
Current portion of finance lease obligations	53	72
Deferred revenues	2,521	3,906
Total current liabilities	52,508	87,753
Finance lease obligations, less current portion	3	22
Deferred revenue, less current portion	930	870
Operating lease liabilities, less current portion	28,454	25,478
Other liabilities	4,378	4,315
Total liabilities	86,273	118,438

Commitments and Contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 23,084,766 and 22,725,116 issued and 22,711,736 and 22,691,649 outstanding at June 30, 2023 and December 31, 2022, respectively	23	23
Additional paid-in capital	181,853	180,353
Accumulated deficit	(92,397)	(90,893)
Accumulated other comprehensive loss	(2,592)	(3,134)
Treasury stock at cost, 373,030 and 33,467 shares at June 30, 2023 and December 31, 2022, respectively	(1,541)	(125)
Total shareholders’ equity	85,346	86,224
Total liabilities and shareholders’ equity	$171,619	$204,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Service fee revenue	$48,206	$45,234	$95,818	$90,765
Product revenue, net	—	122	—	3,319
Pass-through revenue	19,716	19,278	41,368	37,037
Total revenues	67,922	64,634	137,186	131,121
Costs of revenues:
Cost of service fee revenue	36,314	35,645	72,311	72,137
Cost of product revenue	—	104	—	3,055
Cost of pass-through revenue	19,716	19,278	41,368	37,037
Total costs of revenues	56,030	55,027	113,679	112,229
Gross profit	11,892	9,607	23,507	18,892
Selling, general and administrative expenses	12,286	14,077	24,818	30,505
Loss from continuing operations	(394)	(4,470)	(1,311)	(11,613)
Interest income, net	(254)	(151)	(332)	(145)
Loss from continuing operations before income taxes	(140)	(4,319)	(979)	(11,468)
Income tax expense (benefit), net	(12)	184	633	502
Net loss from continuing operations	(128)	(4,503)	(1,612)	(11,970)

Income from discontinued operations before income taxes	—	180	—	180
Income tax expense, net	—	—	—	—
Net income from discontinued operations	—	180	—	180

Net loss	$(128)	$(4,323)	$(1,612)	$(11,790)

Basic loss per share:
Net loss from continuing operations per share	$(0.01)	$(0.20)	$(0.07)	$(0.53)
Net income from discontinued operations per share	—	0.01	—	0.01
Basic loss per share	$(0.01)	$(0.19)	$(0.07)	$(0.52)
Diluted loss per share:
Net loss from continuing operations per share	$(0.01)	$(0.20)	$(0.07)	$(0.53)
Net income from discontinued operations per share	—	0.01	—	0.01
Diluted loss per share	$(0.01)	$(0.19)	$(0.07)	$(0.52)
Weighted average number of shares outstanding:
Basic	22,788	22,650	22,933	22,547
Diluted	22,788	22,650	22,933	22,547
Comprehensive income (loss):
Net loss	$(128)	$(4,323)	$(1,612)	$(11,790)
Foreign currency translation adjustment	352	(1,267)	542	(1,774)
Total comprehensive income (loss)	$224	$(5,590)	$(1,070)	$(13,564)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit)	Loss	Shares	Amount	Equity
Balance, December 31, 2022	22,725,116	$23	$180,353	$(90,893)	$(3,134)	33,467	$(125)	$86,224
Net loss	—	—	—	(1,484)	—	—	—	(1,484)
Stock-based compensation	—	—	1,004	—	—	—	—	1,004
Issuance of shares under stock-based compensation awards	331,397	—	—	—	—	—	—	—
Tax withholding on shares issued under stock-based compensation awards	—	—	(696)	—	—	—	—	(696)
Adjustments to dividend equivalents, net	—	—	—	108	—	—	—	108
Repurchase of common stock	—	—	—	—	—	96,097	(396)	(396)
Foreign currency translation	—	—	—	—	190	—	—	190
Balance, March 31, 2023	23,056,513	$23	$180,661	$(92,269)	$(2,944)	129,564	$(521)	$84,950
Net loss	—	—	—	(128)	—	—	—	(128)
Stock-based compensation	—	—	1,226	—	—	—	—	1,226
Issuance of shares under stock-based compensation awards	28,253	—	—	—	—	—	—	—
Tax withholding on shares issued under stock-based compensation awards	—	—	(34)	—	—	—	—	(34)
Repurchase of common stock	—	—	—	—	—	243,466	(1,020)	(1,020)
Foreign currency translation	—	—	—	—	352	—	—	352
Balance, June 30, 2023	23,084,766	$23	$181,853	$(92,397)	$(2,592)	373,030	$(1,541)	$85,346

Balance, December 31, 2021	22,131,546	$21	$177,511	$33,522	$(1,153)	33,467	$(125)	$209,776
Net loss	—	—	—	(7,467)	—	—	—	(7,467)
Stock-based compensation	—	—	739	—	—	—	—	739
Exercise of stock options	55,999	—	303	—	—	—	—	303
Issuance of shares under stock-based compensation awards	287,317	—	—	—	—	—	—	—
Tax withholding on shares issued under stock-based compensation awards	—	—	(1,303)	—	—	—	—	(1,303)
Foreign currency translation	—	—	—	—	(507)	—	—	(507)
Balance, March 31, 2022	22,474,862	$21	$177,250	$26,055	$(1,660)	33,467	$(125)	$201,541
Net loss	—	—	—	(4,323)	—	—	—	(4,323)
Stock-based compensation	—	—	577	—	—	—	—	577
Exercise of stock options	32,875	—	134	—	—	—	—	134
Issuance of shares under stock-based compensation awards	168,858	1	—	—	—	—	—	1
Tax withholding on shares issued under stock-based compensation awards	—	—	(953)	—	—	—	—	(953)
Foreign currency translation	—	—	—	—	(1,267)	—	—	(1,267)
Balance, June 30, 2022	22,676,595	$22	$177,008	$21,732	$(2,927)	33,467	$(125)	$195,710

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,612)	$(11,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,106	3,677
Gain on LiveArea Transaction	—	(180)
Deferred income taxes	172	43
Stock-based compensation expense	2,230	1,316
Other	26	(159)
Changes in operating assets and liabilities:
Accounts receivable	37,951	28,584
Inventories	—	3,185
Prepaid expenses, other receivables and other assets	9,111	(599)
Operating leases	(207)	(1,173)
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(33,486)	(20,153)
Net cash provided by operating activities	18,291	2,751

Cash flows from investing activities:
Purchases of property and equipment	(3,141)	(4,663)
Proceeds from sale of property and equipment	8	26
Net cash used in investing activities	(3,133)	(4,637)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	436
Taxes paid on behalf of employees for withheld shares	(730)	(2,255)
Payment of dividend equivalents	(3,480)	—
Repurchase of common stock	(1,416)	—
Payment of debt issuance costs	(439)	—
Payments on finance lease obligations	(64)	(162)
Net cash used in financing activities	(6,129)	(1,981)

Effect of exchange rates on cash, cash equivalents and restricted cash	(41)	(508)
Net increase (decrease) in cash and cash equivalents	8,988	(4,375)

Cash and cash equivalents, beginning of period	30,034	152,332
Restricted cash, beginning of period	—	214
Cash, cash equivalents and restricted cash, beginning of period	30,034	152,546

Cash and cash equivalents, end of period	39,022	148,171
Restricted cash, end of period	—	—
Cash, cash equivalents and restricted cash, end of period	$39,022	$148,171

Supplemental cash flow information:
Cash received for income taxes	$7,544	$56
Cash received for interest income	$545	$176
Cash paid for income taxes	$1,670	$5,670
Cash paid for interest expense	$213	$7
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	$—	$13
Operating lease right-of-use assets acquired under operating lease liabilities	$7,753	$622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of PFSweb, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all normal and recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets, statements of operations and comprehensive income, statements of shareholders' equity, and statements of cash flows for the periods indicated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. This report should be read in conjunction with our Annual Report on Form 10-K and as amended by Form 10-K/A for the year ended December 31, 2022.  We refer to PFSweb, Inc. and its consolidated subsidiaries collectively as “PFSweb,” the “Company,” “us,” “we” and “our” in these unaudited condensed consolidated financial statements.
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
Income Taxes
For the three and six months ended June 30, 2023 and 2022, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings by certain jurisdictions and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in certain jurisdictions.
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

3. Commitments and Contingencies
Commitments
In June 2023, the Company commenced a 120 month operating lease commitment for approximately 72,000 square feet of warehouse space in Fareham, United Kingdom. This lease increased our right of use asset approximately $6.9 million and current and long-term operating lease liability balance approximately $0.4 million and $6.2 million, respectively, as of the lease commencement date.
In July 2023, the Company commenced a 124 month operating lease commitment for approximately 187,000 square feet of warehouse and office space in Irving, Texas. This lease will increase our right of use asset approximately $16.4 million and current and long-term operating lease liability balance approximately $0.7 million and $15.7 million, respectively, as of the lease commencement date.
Litigation
The Company is subject to claims in the ordinary course of business, including employee related claims and claims of alleged infringement by the Company or its subsidiaries or that of its clients of the patents, trademarks and other intellectual property rights of third parties. The Company is generally required to indemnify its service fee clients against any third party claims asserted against such clients. While we are unable to determine the ultimate outcome of any liabilities resulting from these claims, we do not believe the resolution of any particular matter will have a material adverse effect on the Company’s financial position or results of operations.
4. Discontinued Operations
On August 25, 2021, the Company closed a transaction to sell its LiveArea business (the "LiveArea Transaction"). The LiveArea business has been presented as a discontinued operation beginning with the Company's June 30, 2021 Form 10-Q.
In the three months ended June 30, 2022, the Company recorded an adjustment to the original purchase price allocation and recognized an incremental $0.2 million gain on sale in the consolidated statement of operations and comprehensive income (loss).
5. Revenue from Contracts with Clients and Customers
Contract Assets and Contract Liabilities
Costs to fulfill contract assets decreased $1.3 million from December 31, 2022 to June 30, 2023, primarily due to amortization and recognition of costs. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and/or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Contract liabilities were $7.5 million at December 31, 2022, of which $2.1 million was recognized as revenue during the six months ended June 30, 2023.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and client advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the six months ended June 30, 2023 were not materially impacted by any other factors.
Contract balances consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Contract Assets
Costs to fulfill	$2,487	$3,829
Total contract assets	$2,487	$3,829
Contract Liabilities
Accrued contract liabilities	$1,649	$2,757
Deferred revenue	3,451	4,776
Total contract liabilities	$5,100	$7,533

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. The amount reported for remaining performance obligations does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $22.1 million. We expect to recognize revenue on approximately 33% of the remaining performance obligations in 2023, 33% in 2024, and the remaining recognized thereafter.
Disaggregation of Revenues
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues by region:
United States	$56,375	$54,358	$114,180	$110,298
Canada	1,066	1,090	2,350	2,322
Europe	10,481	9,186	20,656	18,501
Total revenues	$67,922	$64,634	$137,186	$131,121

6. Revolving Credit Facility
In June 2023, the Company, as Parent Guarantor, along with the Company’s subsidiary, Priority Fulfillment Services, Inc. (“PFS”), as Borrower, entered into a credit agreement (“Credit Agreement”) with Texas Capital Bank, as agent for itself and one or more lenders now or hereafter made a party thereto (the “Lenders”). Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with cash borrowings or issuances of letters of credit of up to $25.0 million (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on a defined percentage of eligible accounts receivable.
The interest rate applicable to the Revolving Credit Facility is, at the Company’s option, either (a) Secured overnight funding rate (“SOFR”), plus an adjustment of 0.10% to 0.25% based on the borrowing term, plus an applicable margin ranging from 2.25% to 2.75% per annum, based on the Company's utilization of the Revolving Credit Facility or (b) the Alternate Base Rate plus an applicable margin ranging from 1.25% to 1.75% per annum, based on the Company's utilization of the Revolving Credit Facility, both options being subject to a 1.00% floor. The Alternate Base Rate is the highest of (i) Prime Rate of interest as published in The Wall Street Journal as the then-current U.S. Prime Rate, (ii) the Federal Funds rate for such day plus 0.5% and (iii) adjusted term SOFR rate for a one-month interest period plus 1.00%. Quarterly, the company is required to pay a commitment fee ranging from 0.375% to 0.50% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on the earlier of (i) June 16, 2028 and (ii) the date of termination of the commitments under the Credit Agreement.
All obligations to the Lenders under the Credit Agreement are secured by a guaranty of the Company and each Subsidiary Guarantor and, pursuant to the terms of a separate Pledge and Security Agreement, a lien on substantially all of the assets of PFS and the Subsidiary Guarantors, and a pledge by PFS and each Subsidiary Guarantor of 100% of the equity capital of its respective U.S. subsidiaries and 65% of the equity capital of its respective foreign subsidiaries.
In conjunction with the closing of the Revolving Credit Facility, the Company incurred $0.4 million of issuance costs recorded as Other Assets on the Company's condensed consolidated balance sheet and is amortizing the costs over the term of the Credit Agreement. As of June 30, 2023, we had no borrowings outstanding under the Revolving Credit Facility and had availability of approximately $21.1 million.
As of June 30, 2023, the Company was in compliance with all required covenants in the Revolving Credit Facility.

7. Share Repurchase Program
During March 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock during a period of up to two years. The share repurchase program does not require the Company to repurchase shares and can be terminated at any time. During the six months ended June 30, 2023, the Company repurchased 339,563 shares of its common stock in the open market at an average price of $4.15 per share for an aggregate amount of $1.4 million pursuant to the share repurchase program, of which 243,466 shares of common stock were repurchased at an average price of $4.17 per share for an aggregate amount of $1.0 million during the three months ended June 30, 2023. As of June 30, 2023, the Company had remaining authorization under the share repurchase program to purchase up to 660,437 shares. The cost of repurchased shares and direct costs are recorded as treasury stock in the Company's condensed consolidated balance sheet.
8. Loss Per Share
Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the reporting period. In periods when we recognize a net loss from continuing operations, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of June 30, 2023 and 2022 we had outstanding common stock equivalents of approximately 1.8 million and 1.7 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
9. Stock-Based Compensation
In January 2023, the Company completed its annual grant of restricted stock units and performance-based units to certain executives and employees under the Company’s Stock and Incentive Plans, as amended and restated, (the "Employee Plans") that allow them to earn up to approximately 620,700 shares of common stock that will vest, subject to meeting certain criteria, over a period of up to three years. Stock-based compensation expense was $1.2 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively and $2.2 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively. These expenses were included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
During the six months ended June 30, 2023, the Company paid dividend equivalents of $3.5 million related to a special dividend equivalent declared and accrued during the fourth quarter of 2022. As of June 30, 2023, the Company had $3.8 million remaining accrued for the dividend equivalents payable to holders of eligible outstanding awards under the Employee Plans, of which $3.4 million and $0.4 million are included in accrued expenses and other liabilities, respectively, on the condensed consolidated balance sheet.

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
Key Events and Trends
In March 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of 1,000,000 shares of the Company’s common stock during a period of up to two years. The share repurchase program does not require the Company to repurchase shares and can be terminated at any time. During the six months ended June 30, 2023, the Company repurchased 339,563 shares of its common stock in the open market at an average price of $4.15 per share for an aggregate amount of $1.4 million pursuant to the share repurchase program, of which 243,466 shares of common stock were repurchased at an average price of $4.17 per share for an aggregate amount of $1.0 million during the three months ended June 30, 2023. As of June 30, 2023, the Company had remaining authorization under the share repurchase program to purchase up to 660,437 shares.
In June 2023, the Company, as Parent Guarantor, along with the Company’s subsidiary, Priority Fulfillment Services, Inc. (“PFS”), as Borrower, entered into a credit agreement (“Credit Agreement”) with Texas Capital Bank, as agent for itself and one or more lenders now or hereafter made a party thereto (the “Lenders”). Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with cash borrowings or issuances of letters of credit of up to $25.0 million (the "Revolving Credit Facility"). Availability under the Revolving Credit Facility is based on a defined percentage of eligible accounts receivable.
The interest rate applicable to the Revolving Credit Facility is, at the Company’s option, either (a) Secured overnight funding rate (“SOFR”), plus an adjustment of 0.10% to 0.25% based on the borrowing term, plus an applicable margin ranging from 2.25% to 2.75% per annum, based on the Company's utilization of the Revolving Credit Facility or (b) the Alternate Base Rate plus an applicable margin ranging from 1.25% to 1.75% per annum, based on the Company's utilization of the Revolving Credit Facility, both options being subject to a 1.00% floor. The Alternate Base Rate is the highest of (i) Prime Rate of interest as published in The Wall Street Journal as the then-current U.S. Prime Rate, (ii) the Federal Funds rate for such day plus 0.5% and (iii) adjusted term SOFR rate for a one-month interest period plus 1.00%. Quarterly, the company is required to pay a commitment fee ranging from 0.375% to 0.50% per annum on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility matures on the earlier of (i) June 16, 2028 and (ii) the date of termination of the commitments under the Credit Agreement.
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
Operating Results
The following table discloses certain financial information about our continuing operations for the periods presented and excludes results of our discontinued operations. The financial information below is expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended June 30,			% of Total Revenues			Six Months Ended June 30,			% of Total Revenues
	2023	2022	Change	2023		2022	2023	2022	Change	2023		2022
Revenues
Service fee revenue	$48,206	$45,234	$2,972	71.0%		70.0%	$95,818	$90,765	$5,053	69.8%		69.2%
Product revenue, net	—	122	(122)	—%		0.2%	—	3,319	(3,319)	—%		2.5%
Pass-through revenue	19,716	19,278	438	29.0%		29.8%	41,368	37,037	4,331	30.2%		28.2%
Total revenues	67,922	64,634	3,288	100.0%		100.0%	137,186	131,121	6,065	100.0%		100.0%
Costs of revenues
Cost of service fee revenue	36,314	35,645	669	75.3%	(1)	78.8%	72,311	72,137	174	75.5%	(1)	79.5%
Cost of product revenue	—	104	(104)	—%	(2)	85.2%	—	3,055	(3,055)	—%	(2)	92.0%
Cost of pass-through revenue	19,716	19,278	438	100.0%	(3)	100.0%	41,368	37,037	4,331	100.0%	(3)	100.0%
Total costs of revenues	56,030	55,027	1,003	82.5%		85.1%	113,679	112,229	1,450	82.9%		85.6%
Service fee gross profit	11,892	9,589	2,303	24.7%	(1)	21.2%	23,507	18,628	4,879	24.5%	(1)	20.5%
Product revenue gross profit	—	18	(18)	—%	(2)	14.8%	—	264	(264)	—%	(2)	8.0%
Total gross profit	11,892	9,607	2,285	17.5%		14.9%	23,507	18,892	4,615	17.1%		14.4%
Selling, general and administrative expenses	12,286	14,077	(1,791)	18.1%		21.8%	24,818	30,505	(5,687)	18.1%		23.3%
Loss from continuing operations	(394)	(4,470)	4,076	(0.6)%		(6.9)%	(1,311)	(11,613)	10,302	(1.0)%		(8.9)%
Interest income, net	(254)	(151)	(103)	(0.4)%		(0.2)%	(332)	(145)	(187)	(0.2)%		(0.1)%
Loss from continuing operations before income taxes	(140)	(4,319)	4,179	(0.2)%		(6.7)%	(979)	(11,468)	10,489	(0.7)%		(8.7)%
Income tax expense (benefit), net	(12)	184	(196)	—%		0.3%	633	502	131	0.5%		0.4%
Net loss from continuing operations	$(128)	$(4,503)	$4,375	(0.2)%		(7.0)%	$(1,612)	$(11,970)	$10,358	(1.2)%		(9.1)%
(1)    Represents the percentage of Service fee revenue.
(2)    Represents the percentage of Product revenue, net.
(3)    Represents the percentage of Pass-through revenue.

Total revenues for the three and six months ended June 30, 2023 increased by $3.3 million and $6.1 million, respectively, compared with the corresponding periods in 2022. Service fee revenue for the three and six months ended June 30, 2023 increased by $3.0 million and $5.1 million, respectively, compared to the corresponding periods in 2022 from new client fulfillment activity and expansion of existing client relationships, partially offset by the impact of certain client transitions, a decline in call center activity and reduced technology related services.
Product revenue, net, for the three and six months ended June 30, 2023, decreased by $0.1 million and $3.3 million, respectively, compared with the corresponding periods in 2022. Product revenue was eliminated in April 2022 after a prior client, Ricoh, restructured its operations and, as a result, our product revenue model with this client was discontinued.
Pass-through revenue for the three and six months ended June 30, 2023 increased by $0.4 million and $4.3 million, respectively, compared with the corresponding period in 2022. The increase is primarily due to new client activity and expansion of existing client freight activity, the primary component of pass-through revenue.
Gross margin increased by 2.6% and 2.7% for the three and six months ended June 30, 2023 compared with the corresponding periods in 2022. The increased gross margin is due to a increase of our service fee margin of 3.5% and 4.0% for the three and six months ended June 30, 2023 compared with the corresponding periods in 2022, in part due to productivity enhancements and certain pricing increases put into place throughout 2022. We continue to implement actions to offset increasing labor costs, including leveraging our multi-node network, distributing work to our centers with more available labor and/or lower costs and working together with our clients to reduce costs. These benefits were partially offset by reduced levels of higher margin technology related service fees.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.8 million and $5.7 million for the three and six months ended June 30, 2023, respectively, compared to the corresponding period in 2022. The decrease was primarily due to reduced professional fees, primarily resulting from costs incurred in the three and six months ended June 30, 2022 relating to the Company's prior LiveArea business unit divestiture and regaining SEC filing compliance, as well as reductions in corporate overhead costs, primarily personnel and occupancy expenses.
Income Taxes
For the three months ended June 30, 2023, loss from continuing operations before income taxes was $0.1 million and income tax benefit was $12.0 thousand resulting in an effective tax rate of 8.6%. For the six months ended June 30, 2023, loss from continuing operations before income taxes was $1.0 million and income tax expense was $0.6 million resulting in an effective tax rate of (64.7)%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2023 primarily due to state and foreign taxes and deferred U.S. federal tax on discrete items.
For the three months ended June 30, 2022, loss from continuing operations before income taxes was $4.3 million and income tax expense was $0.2 million resulting in an effective tax rate of (4.3)%. For the six months ended June 30, 2022, loss from continuing operations before income taxes was $11.5 million and income tax expense was $0.5 million resulting in an effective tax rate of (4.4)%. The effective tax rate varied from the U.S. federal statutory rate for the three and six months ended June 30, 2022 primarily due to state and foreign tax expense.

Liquidity and Capital Resources
As of June 30, 2023, we have $39.0 million of cash and cash equivalents, no bank debt outstanding, $0.1 million of current obligations on finance leases, and $9.0 million of current obligations on operating leases. We currently believe our cash position will satisfy our known operating cash needs, working capital and capital expenditure requirements, lease obligations, loans to our subsidiaries, if needed, remaining dividend equivalent payables and potential share repurchases for at least the next twelve months. In addition to our current cash available, we have availability to borrow approximately $21.1 million under our Revolving Credit Facility. However, our cash position could be impacted by the overall economic environment and its impact on our business activity or inflation.
Cash Flows from Operating Activities
During the six months ended June 30, 2023, net cash provided by operations was $18.3 million, compared to net cash provided by operations of $2.8 million in the same period in 2022. The increase in operating cash flow in 2023, compared to the corresponding period in 2022, was primarily due to a decrease in net loss, excluding non-cash expenses, and changes in working capital, primarily related to the amount and timing of client revenue billings and collections and vendor purchasing and payment activity, all of which fluctuated during our seasonal peak periods. Additionally, cash flow for the six months ended June 30, 2023 was positively impacted by the receipt of $7.5 million of tax refunds related to prior period overpayments of estimated state income taxes, partially offset by $1.7 million of estimated taxes paid during the current year.
Working Capital
During the six months ended June 30, 2023, our working capital decreased to $40.2 million compared to $42.1 million at December 31, 2022, which was primarily a result of $3.1 million of capital expenditures, $1.4 million of common stock share repurchases and $0.7 million of tax withholding on shares issued under stock-based compensation awards in the six months ended June 30, 2023, partially offset by income generated by operations, excluding non-cash depreciation and amortization expense and stock-based compensation expense.
Cash Flows from Investing Activities
Cash used in investing activities include capital expenditures of $3.1 million and $4.7 million during the six months ended June 30, 2023 and 2022, respectively. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in additions and upgrades to facilities and information technology solutions and services for the current year, including costs to implement new clients, will be approximately $8.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of additional new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through debt or operating or finance leases.

Cash Flows from Financing Activities
During the six months ended June 30, 2023, cash used in financing activities was $6.1 million primarily related to dividend equivalents paid, common stock share repurchases, withholding taxes paid on behalf of employees and debt issuance costs. Cash used in financing activities was $2.0 million during the six months ended June 30, 2022 primarily resulting from withholding taxes paid on behalf of employees on shares issued under stock-based compensation awards.
Contractual Obligations
Revolving Credit Agreement. In June 2023, the Company, as Parent Guarantor, along with the Company’s subsidiary, Priority Fulfillment Services, Inc. (“PFS”), as Borrower, entered into a credit agreement (“Credit Agreement”) with Texas Capital Bank, as agent for itself and one or more lenders now or hereafter made a party thereto (the “Lenders”) as described in the section titled “Key Events and Trends.” As of June 30, 2023, we had no borrowings outstanding under the Revolving Credit Facility.
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
Purchase Obligations. We enter into various purchase obligations in the ordinary course of business for supplies, capital expenditures or services. Purchase obligations are legally binding and amongst other things specify a minimum or a range of quantities, pricing and approximate timing of the transaction. These purchase obligations are primarily due within twelve months and recorded as liabilities when goods are received or services are rendered.
Other than these contractual obligations, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of June 30, 2023, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the six months ended June 30, 2023, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1	Certificate of Amendment of Certificate of Incorporation of PFSweb, Inc.

3.1.2	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2	Amended and Restated By-Laws.

4.1	Rights Agreement, dated as of June 8, 2000, as amended, between the Company and ChaseMellon Shareholder Services, LLC.

4.1.1
Amendment No. 9 to Rights Agreement, dated as of September 2, 2022 between the Company and Computershare Inc., successor in interest to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, LLC., as rights agent.

4.2	Description of Registrant's securities.

10.14*	2020 Stock and Incentive Plan.

10.14.1*	Amendment to the 2020 Stock and Incentive Plan

10.15*	Form of 2020 STI Company Performance Based Share Award.

10.16*	Form of Amended and Restated 2020 LTI Performance Based Restricted Stock Unit Award.

10.17*	Form of Amended and Restated 2020 LTI Time Based Restricted Stock Unit Award.

10.18*	Form of Amended and Restated 2020 LTI TSR Performance Share Award Agreement.

10.19*	Form of STI Company Performance Based Cash Award

10.20*	Form of STI Company Performance Based Share Award

10.21*	Form of LTI Performance Based Restricted Stock Unit Award

10.22*	Form of LTI Time Based Restricted Stock Unit Award

10.23*	Form of LTI TSR Performance Share Award

10.24*	Form of Deferred Stock Unit Award Agreement

10.28	Lease Agreement between CRP/AI Freeport Parkway Owner, L.P., as Landlord, and Priority Fulfillment Services, Inc., as Tenant dated September 29, 2022

10.28.1	Lease Guaranty Agreement between Priority Fulfillment Services, Inc. as Tenant, and CRP/AI Freeport Parkway Owner, L.P., as Landlord, PFSweb, INC., (“Guarantor”) dated September 29, 2022

10.29.1*	First Amendment to the Executive Employment and Severance Agreement Amended and Restated by and between PFSweb, Inc. and Michael C. Willoughby, dated June 30, 2023.

10.36	Credit Agreement, by and among Priority Fulfillment Services, Inc., the Guarantors party thereto, the Lenders party thereto, and Texas Capital Bank, dated as of June 16, 2023

10.37**	Lease Agreement between Urban Logistics Acquisitions 4 Limited, as Landlord, and PFS Global Services UK Limited, as Tenant, dated June 15, 2023

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

104**	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).

*    Denotes management or compensatory agreements
**    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2023

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President